Form 10-Q/A
period 1994-06-30
MARKET FACTS INC
filed 1995-05-05
CIK 62465

                                 FORM 10-Q/A-1
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                        June 30, 1994
      For the quarterly period ended__________________________
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from__________to__________________

                                  0-4781
      Commission file number_____________________________________

                              MARKET FACTS, INC.
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

          Delaware                                         36-2061602
_______________________________             ____________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3040 West Salt Creek Lane, Arlington Heights, Illinois                   60005
______________________________________________________                __________
     (Address of principal executive offices)                         (Zip Code)

                                                        (708) 590-7000
Registrant's telephone number, including area code ____________________________


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES [X]        NO [_]


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                 1,787,839 common shares as of August 8, 1994
________________________________________________________________________________

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     Exhibit Number      Description
     --------------      -----------
     (2)(1)              Stock Purchase Agreement by and among Market Facts,
                         Inc. and John C. Robertson and Roberta Robertson dated as of April 27, 1994.

     (3)(a)(4) Composite Certificate of Incorporation as Amended and Currently in Effect.

     (3)(b)(2)           By-laws as Amended and Currently in Effect.

     (4)(a)(4) Article Fourth of Certificate of Incorporation is included in Exhibit (3)(a) above.

     (4)(b)(5)           The Stockholder Rights Plan.

     (10.1) Promissory note dated April 1, 1994 between Market Facts, Inc. and Stephen J. Weber.

     (10.2)(1)           Employment Agreement by and among Market Facts of
                         Canada, Ltd., Market Facts, Inc. and John C. Robertson dated as of April 14, 1994.

     (10.3)(3)           1982 Executive Incentive Stock Option Plan.

     (10.4)(2)           Mortgage and Security Agreement dated April 11, 1990
                         between American National Bank and Trust Company as
                         Trustee under Trust No. 110201-04 and The Manufacturers
                         Life Insurance Company together with Mortgage Note.

(b)  Reports on Form 8-K.

     None.
_________________________

(1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994.

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1992.

(3) Incorporated by reference to Exhibit No. 10(d) of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1981, commission file number 0-4781.

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K/A-1 for its fiscal year ended December 31, 1993.

(5) Incorporated by reference to Exhibit No. 4 of Registrant's Form 8-K dated August 7, 1989, commission file number 0-4781.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Market Facts, Inc.
                                          ______________________________
                                                    (Registrant)

        April 28, 1995                          Timothy J. Sullivan
Date:____________________                 ______________________________
                                                Timothy J. Sullivan
                                             Vice President, Treasurer
                                              and Assistant Secretary
                                          (Principal Accounting Officer)



        April 28, 1995                           Glenn W. Schmidt
Date:____________________                 ______________________________
                                                 Glenn W. Schmidt
                                             Executive Vice President,
                                              Assistant Secretary and
                                          Assistant Treasurer (Principal
                                                 Financial Officer)

                               INDEX TO EXHIBITS


    Exhibit Number      Description
    --------------      -----------
    (2)(1)              Stock Purchase Agreement by and among Market Facts, Inc.
                        and John C. Robertson and Roberta Robertson dated as of April 27, 1994.

    (3)(a)(4) Composite Certificate of Incorporation as Amended and Currently in Effect.

    (3)(b)(2)           By-laws as Amended and Currently in Effect.

    (4)(a)(4) Article Fourth of Certificate of Incorporation is included in Exhibit (3)(a) above.

    (4)(b)(5)           The Stockholder Rights Plan.

    (10.1) Promissory note dated April 1, 1994 between Market Facts, Inc. and Stephen J. Weber.

    (10.2)(1)           Employment Agreement by and among Market Facts of
                        Canada, Ltd., Market Facts, Inc. and John C. Robertson dated as of April 14, 1994.

    (10.3)(3)           1982 Executive Incentive Stock Option Plan.

    (10.4)(2)           Mortgage and Security Agreement dated April 11, 1990
                        between American National Bank and Trust Company as
                        Trustee under Trust No. 110201-04 and The Manufacturers
                        Life Insurance Company together with Mortgage Note.


(b)  Reports on Form 8-K.

     None.
_________________________

(1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994.

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1992.

(3) Incorporated by reference to Exhibit No. 10(d) of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1981, commission file number 0-4781.

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K/A-1 for its fiscal year ended December 31, 1993.

(5) Incorporated by reference to Exhibit No. 4 of Registrant's Form 8-K dated August 7, 1989, commission file number 0-4781.