Form 10-Q
period 1995-03-31
MARKET FACTS INC
filed 1995-05-05
CIK 62465

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  March 31, 1995
                                     --------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from             to
                                     -------------  -------------

       Commission file number  0-4781
                             ----------------------------------------------


                              MARKET FACTS, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                 36-2061602
- -------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

3040 West Salt Creek Lane, Arlington Heights, Illinois             60005
- ------------------------------------------------------           ----------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (708) 590-7000
                                                  -------------------------

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

       1,906,835 common shares as of  April 19, 1995
- --------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                  As of March 31, 1995 and December 31, 1994


                                    Assets
                                    ------


                                                                March 31,         December 31,
                                                                   1995                1994
                                                                -----------        ------------
Current Assets:
   Cash                                                         $   366,066        $   911,209
   Time deposit                                                      50,000             50,000
   Accounts receivable:
      Trade, less allowance for doubtful accounts of
      $718,195 in 1995 and $668,805 in 1994                       9,256,477          9,433,470
      Other                                                          86,149            128,232
   Notes receivable                                                  90,786             59,037
   Revenue earned on contracts in progress
      in excess of billings                                       2,705,317          2,394,591
   Deferred income taxes                                            624,578            624,578
   Prepaid expenses and other assets                                264,378            435,723
- ----------------------------------------------------------------------------------------------
           Total Current Assets                                 $13,443,751        $14,036,840
- ----------------------------------------------------------------------------------------------

Other Assets:
   Goodwill, net of accumulated amortization                        588,932            599,386
   Mail panel acquired, net of accumulated amortization             162,539            182,857
- ----------------------------------------------------------------------------------------------
           Total Other Assets                                   $   751,471        $   782,243
- ----------------------------------------------------------------------------------------------

Property, at cost                                                25,038,610         24,539,362
   Less accumulated depreciation and amortization                (8,212,905)        (7,676,462)
- ----------------------------------------------------------------------------------------------
           Net Property                                         $16,825,705        $16,862,900
- ----------------------------------------------------------------------------------------------
           Total Assets                                         $31,020,927        $31,681,983
==============================================================================================


                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                  As of  March 31, 1995 and December 31, 1994


                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                                                March 31,        December 31,
                                                                                   1995              1994
                                                                               -------------    --------------
Current Liabilities:
  Short-term borrowings                                                        $   400,000        $       ---
  Accrued expenses                                                               3,463,609          4,393,196
  Billings in excess of revenues earned
    on contracts in progress                                                     3,118,696          3,712,487
  Accounts payable                                                                 996,310            995,644
  Income taxes                                                                     365,899            684,950
  Current portion of note payable for acquisition of MFCL                          339,127            339,127
  Current portion of obligations under capital leases                              193,444            185,026
  Current portion of long-term debt                                                102,190            102,190
- --------------------------------------------------------------------------------------------------------------
              Total Current Liabilities                                        $ 8,979,275        $10,412,620
- --------------------------------------------------------------------------------------------------------------

Long-Term Liabilities:
  Long-term debt                                                                10,507,554         10,532,183
  Obligations under capital leases, noncurrent portion                             622,150            581,710
  Note payable for acquisition of MFCL, noncurrent portion                         339,126            339,126
  Deferred income taxes                                                             39,122             39,122
  Other long-term liabilities                                                       20,463             31,037
- --------------------------------------------------------------------------------------------------------------
              Total Long-Term Liabilities                                      $11,528,415        $11,523,178
- --------------------------------------------------------------------------------------------------------------
              Total Liabilities                                                $20,507,690        $21,935,798
- --------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Preferred stock, no par value;
    500,000 shares authorized; none issued                                     $       ---        $       ---
  Common stock, $1 par value; 5,000,000 shares authorized;
    2,091,237 and 1,973,241 shares issued in 1995 and 1994, respectively         2,091,237          1,973,241
  Capital in excess of par value                                                 2,253,135          1,765,776
  Cumulative foreign currency translation                                          (97,606)          (100,391)
  Retained earnings                                                              8,294,033          8,021,066
- --------------------------------------------------------------------------------------------------------------
                                                                               $12,540,799        $11,659,692
- --------------------------------------------------------------------------------------------------------------
  Less 184,402 shares in 1995 and 1994 of treasury common
    stock, at cost                                                              (1,310,134)        (1,310,134)
  Less other transactions involving common stock                                  (717,428)          (603,373)
- --------------------------------------------------------------------------------------------------------------
              Total Stockholders' Equity                                       $10,513,237        $ 9,746,185
- --------------------------------------------------------------------------------------------------------------
              Total Liabilities and Stockholders' Equity                       $31,020,927        $31,681,983
==============================================================================================================

                      Market Facts, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
              For The Three Months Ended March 31, 1995 and 1994


                                                                                Three Months Ended March 31,
                                                                              -------------------------------
                                                                                  1995              1994
                                                                              -------------     -------------

Revenue                                                                        $15,333,400       $11,117,531
- ------------------------------------------------------------------------------------------------------------
Direct Costs:
  Payroll                                                                      $ 3,402,759       $ 2,562,365
  Other expenses                                                                 5,347,866         3,603,678
- ------------------------------------------------------------------------------------------------------------
      Total                                                                    $ 8,750,625       $ 6,166,043
- ------------------------------------------------------------------------------------------------------------
      Gross Margin                                                             $ 6,582,775       $ 4,951,488
- ------------------------------------------------------------------------------------------------------------
Operating Expenses:
  Selling                                                                      $   588,749       $   494,246
  General and administrative                                                     4,821,450         3,959,853
  Contributions to profit-sharing and employee stock ownership plans               114,038            45,540
- ------------------------------------------------------------------------------------------------------------
      Total                                                                    $ 5,524,237       $ 4,499,639
- ------------------------------------------------------------------------------------------------------------
      Income from operations                                                   $ 1,058,538       $   451,849
- ------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest expense                                                             $  (285,757)      $  (280,067)
  Interest income                                                                   12,442             9,657
  Equity in income of MFCL                                                             ---            30,000
  Other income, net                                                                 22,911            43,643
- ------------------------------------------------------------------------------------------------------------
      Total                                                                    $  (250,404)      $  (196,767)
- ------------------------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                                       $   808,134       $   255,082
Provision For Income Taxes                                                         390,820           102,034
- ------------------------------------------------------------------------------------------------------------
Net Income                                                                     $   417,314       $   153,048
============================================================================================================

Earnings per share                                                             $       .23       $       .08
============================================================================================================

Common and common equivalent shares                                              1,847,671         1,909,365
============================================================================================================

Cash dividends declared                                                        $       .08       $       .07
============================================================================================================

                      Market Facts, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
              For The Three Months Ended March 31, 1995 and 1994

                                                                       Three Months Ended March 31,
                                                                     -------------------------------
                                                                         1995              1994
                                                                     -------------    --------------
Cash Flows From Operating Activities:
  Net income                                                           $ 417,314        $   153,048
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization                                        576,271            494,508
    Undistributed earnings of MFCL                                           ---            (30,000)
    Vesting of restricted stock and demand notes receivable               13,858             11,875
    Net gain on disposal of property                                      (8,262)           (34,776)
    Change in assets and liabilities:
      Accounts receivable                                                221,035          1,143,004
      Prepaid expenses and other assets                                  171,458            (97,824)
      Billings in excess of (less than) revenues earned on
        contracts in progress                                           (904,212)          (823,264)
      Accounts payable and accrued expenses                             (930,272)        (1,314,249)
      Income taxes                                                      (319,094)            24,521
- ----------------------------------------------------------------------------------------------------
        Net cash used in operating activities                          $(761,904)       $  (473,157)
- ----------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Purchases of property                                                $(419,627)       $  (381,767)
  Investment in notes receivable                                        (200,250)           (24,276)
  Proceeds from notes receivable                                          40,588             76,129
  Proceeds from the sale of property                                      15,517             78,099
  Purchase of time deposit                                              (250,000)               ---
  Proceeds from time deposit                                             250,000                ---
- ----------------------------------------------------------------------------------------------------
        Net cash used in investing activities                          $(563,772)       $  (251,815)
- ----------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from short-term borrowings                                  $ 600,000        $ 1,000,000
  Repayment of short-term borrowings                                    (200,000)          (700,000)
  Dividends paid                                                        (144,347)          (124,693)
  Reduction in obligations under capital leases and long-term debt       (81,838)           (68,246)
  Proceeds from exercise of stock options                                605,355                ---
- ----------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                      $ 779,170        $   107,061
- ----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                $   1,363        $       ---
- ----------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                              $(545,143)       $  (617,911)
Cash and cash equivalents at beginning of period                         911,209            772,986
- ----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $ 366,066        $   155,075
====================================================================================================
Cash Paid During The Period For:
  Interest                                                             $ 282,093        $   277,544
  Income taxes                                                         $ 709,915        $    77,513
====================================================================================================
Supplemental Schedule of Noncash Financing Activity -
  Capital lease obligations incurred on lease of equipment             $ 105,297        $       ---
====================================================================================================

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
- ------------------------------

The accompanying unaudited condensed consolidated financial statements of Market Facts, Inc. and Subsidiaries (the Company) have been prepared in accordance with instructions to Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information regarding the Company's most recent completed fiscal years, refer to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2 - Adjustments
- --------------------

The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim financial statements.

Note 3 - Foreign Currency Translation
- -------------------------------------

Assets and liabilities of Market Facts of Canada, Ltd. (MFCL), the Company's only foreign subsidiary, have been translated using the exchange rate in effect at the balance sheet date. MFCL's results of operations are translated using the average exchange rate prevailing throughout the period. Resulting translation gains and losses are reported as a component of stockholders' equity.

Note 4 - Revenue Recognition
- ----------------------------

The Company recognizes revenue under the percentage of completion method of accounting. Revenue on client projects are recognized as services are performed. Losses expected to be incurred on jobs in progress are charged to income as soon as such losses are known. Revenue earned on contracts in progress in excess of billings are classified as a current asset. Amounts billed in excess of revenue earned are classified as a current liability. Client projects are expected to be completed within a twelve month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
- -------------------------------

The ratio of current assets to current liabilities was 1.5 to 1 as of March 31, 1995 versus 1.3 to 1 as of December 31, 1994. The improvement in the ratio is primarily attributable to the reduction in accrued expenses of $929,587, as 1994 bonuses and the Company's profit-sharing contribution were paid during the first quarter of 1995, and a reduction in net billings in excess of revenues earned on contracts in progress of $904,212, due to less timely billings on contracts in progress. These items were partially offset by a reduction in cash.

Cash decreased by $545,143 from December 31, 1994 to March 31, 1995. This was primarily the result of lower net billings on client contracts in excess of revenues earned on those contracts of $904,212, a reduction in accrued expenses of $929,587 and purchases of property of $419,627. The reduction in cash was partially offset by the proceeds from the exercise of Company stock options of $605,355 and increased short-term bank borrowings, net of repayments, of $400,000.

The Company maintains an established $4,000,000 bank line of credit which is renewed annually. The Company believes that cash flow from future operations, its ability to secure additional leases and borrowings available from its line of credit will be adequate to fund property requirements, investing activities and growth for the foreseeable future.

Results of Operations
- ---------------------

Comparison of First Quarter 1995 to First Quarter 1994
- ------------------------------------------------------

During the first quarter of 1995, the Company had revenue of $15,333,400, an increase of 37.9% over the same period in 1994. The growth in revenue was due primarily to higher levels of utilization of research products and services that are proprietary to the Company and the acquisition of MFCL.

Gross margin for the first quarter of 1995 was $6,582,775, an increase of 32.9% over the same period in 1994. The increase in gross margin was due to the growth in revenue. Gross margin as a percentage of revenue was 42.9% during the first quarter of 1995 compared to 44.5% for the same period in 1994. The decline in the gross margin percentage is primarily attributable to two factors. First, the Company is allocating a greater share of internal operating costs directly to client research projects and second, the Company has experienced growth in certain types of business which yield lower gross margin percentages but which require only a minimal increase in operating expenses.

Operating expenses for the first quarter of 1995 rose by $1,024,598, an increase of 22.8% compared to the same period in 1994. This increase is due primarily to the increased level of business activity offset by the increase in internal operating costs being allocated to client research projects. However, operating expenses as a percentage of revenue declined from 40.5% in 1994 to 36.0% in 1995 primarily as a result of the increase in internal operating costs being allocated to client research projects and the Company's ability to control overhead payroll expense.

Provision for income taxes for the first quarter of 1995 reflects an effective income tax rate of 48.4% versus 40.0% in 1994. The increase in the effective rate is primarily due to the addition in 1995 of foreign income taxes and higher state and local income taxes.

Net income for the first quarter of 1995 was $417,314 or 2.7% of revenue compared with $153,048 and 1.4% of revenue during the same period in 1994.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     The following represents an index to the exhibits filed in conjunction with the Form 10-Q for the quarterly period ended March 31, 1995:

  Exhibit Number   Description
  --------------   -----------
  (2)(1)           Stock Purchase Agreement by and among Market Facts, Inc. and
                   John C. Robertson and Roberta Robertson dated as of April 27,
                   1994.

  (3)(a)(5) Composite Certificate of Incorporation as Amended and Currently in Effect.

  (3)(b)(3)        By-laws as Amended and Currently in Effect.

  (4)(a)(5) Article Fourth of Certificate of Incorporation is included in Exhibit (3)(a) above.

  (4)(b)(6)        The Stockholder Rights Plan.

  (10.1)           Term note dated February 23, 1995 between Market Facts, Inc.
                   and Verne Churchill.

  (10.2)           Term note dated February 23, 1995 between Market Facts, Inc.
                   and Lawrence Labash.

  (10.3)           Term note dated February 23, 1995 between Market Facts, Inc.
                   and Thomas Payne.

  (10.4)           Term note dated February 23, 1995 between Market Facts, Inc.
                   and Glenn Schmidt.

  (10.5) Term note dated March 1, 1995 between Market Facts, Inc. and Stephen J. Weber.

  (10.6)(7)        Promissory note dated April 1, 1994 between Market Facts,
                   Inc. and Stephen J. Weber.

  (10.7)(1)        Employment Agreement by and among Market Facts of Canada,
                   Ltd., Market Facts, Inc. and John C. Robertson dated as of
                   April 14, 1994.

  (10.8)(4)        1982 Executive Incentive Stock Option Plan.

  (10.9)(3)        Mortgage and Security Agreement dated April 11, 1990 between
                   American National Bank and Trust Company as Trustee under
                   Trust No. 110201-04 and The Manufacturers Life Insurance
                   Company together with Mortgage Note.

  Exhibit Number    Description
  --------------    -----------
  (10.10)(2)        Unsecured Note and Procedures Letter between Market Facts,
                    Inc. and Harris Trust and Savings Bank.

  (10.11)(2)        Employment Agreement with Verne B. Churchill.

  (10.12)(2)        Employment Agreement with Lawrence W. Labash.

  (10.13)(2)        Employment Agreement with Timothy Q. Rounds.

  (10.14)(2)        Employment Agreement with Glenn W. Schmidt.

  (10.15)(2)        Employment Agreement with Sanford M. Schwartz.

  (10.16)(2)        Indemnity Agreement with Jack R. Wentworth.
                    Substantially identical agreements were also entered into with the following directors:

                    William W. Boyd           John C. Robertson
                    Verne B. Churchill        Timothy Q. Rounds
                    Lawrence W. Labash        Glenn W. Schmidt
                    Thomas H. Payne           Sanford M. Schwartz
                    Karen E. Predow-James     Wesley S. Walton

  (27)              Financial Data Schedule.

(b) Reports on Form 8-K.

    None.
_____________________

(1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994.

(2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1992.

(4) Incorporated by reference to Exhibit No. 10(d) of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1981, commission file number 0-4781.

(5) Incorporated by reference to Registrant's Annual Report on Form 10-K/A-1 for its fiscal year ended December 31, 1993.

(6) Incorporated by reference to Exhibit No. 4 of Registrant's Form 8-K dated August 7, 1989, commission file number 0-4781.

(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A-1 for the quarterly period ended June 30, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Market Facts, Inc.
                                         ---------------------------------------
                                                      (Registrant)



Date:     April 28, 1995                           Timothy J. Sullivan
     -------------------------           ---------------------------------------
                                                   Timothy J. Sullivan
                                              Vice President, Treasurer and
                                                   Assistant Secretary
                                              (Principal Accounting Officer)



Date:     April 28, 1995                             Glenn W. Schmidt
     -------------------------           ---------------------------------------
                                                     Glenn W. Schmidt
                                           Executive Vice President, Assistant
                                            Secretary and Assistant Treasurer
                                              (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit Number  Description
- --------------  -----------
  (2)(1) Stock Purchase Agreement by and among Market Facts, Inc. and John C. Robertson and Roberta Robertson dated as of April 27, 1994.

  (3)(a)(5) Composite Certificate of Incorporation as Amended and Currently in Effect.

  (3)(b)(3)     By-laws as Amended and Currently in Effect.

  (4)(a)(5) Article Fourth of Certificate of Incorporation is included in Exhibit (3)(a) above.

  (4)(b)(6)     The Stockholder Rights Plan.

  (10.1) Term note dated February 23, 1995 between Market Facts, Inc. and Verne Churchill.

  (10.2) Term note dated February 23, 1995 between Market Facts, Inc. and Lawrence Labash.

  (10.3) Term note dated February 23, 1995 between Market Facts, Inc. and Thomas Payne.

  (10.4) Term note dated February 23, 1995 between Market Facts, Inc. and Glenn Schmidt.

  (10.5) Term note dated March 1, 1995 between Market Facts, Inc. and Stephen J. Weber.

  (10.6)(7)     Promissory note dated April 1, 1994 between Market Facts, Inc.
                and Stephen J. Weber.

  (10.7)(1)     Employment Agreement by and among Market Facts of Canada, Ltd.,
                Market Facts, Inc. and John C. Robertson dated as of April 14,
                1994.

  (10.8)(4)     1982 Executive Incentive Stock Option Plan.

  (10.9)(3)     Mortgage and Security Agreement dated April 11, 1990 between
                American National Bank and Trust Company as Trustee under Trust
                No. 110201-04 and The Manufacturers Life Insurance Company together with Mortgage Note.

  (10.10)(2)    Unsecured Note and Procedures Letter between Market Facts, Inc.
                and Harris Trust and Savings Bank.

  (10.11)(2)    Employment Agreement with Verne B. Churchill.

  (10.12)(2)    Employment Agreement with Lawrence W. Labash.

  (10.13)(2)    Employment Agreement with Timothy Q. Rounds.

  (10.14)(2)    Employment Agreement with Glenn W. Schmidt.

  Exhibit Number  Description
  --------------  -----------

  (10.15)(2)      Employment Agreement with Sanford M. Schwartz.

  (10.16)(2)      Indemnity Agreement with Jack R. Wentworth.
                  Substantially identical agreements were also entered into with the following directors:

                  William W. Boyd           John C. Robertson
                  Verne B. Churchill        Timothy Q. Rounds
                  Lawrence W. Labash        Glenn W. Schmidt
                  Thomas H. Payne           Sanford M. Schwartz
                  Karen E. Predow-James     Wesley S. Walton

  (27)            Financial Data Schedule.

_____________________

(1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994.

(2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1992.

(4) Incorporated by reference to Exhibit No. 10(d) of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1981, commission file number 0-4781.

(5) Incorporated by reference to Registrant's Annual Report on Form 10-K/A-1 for its fiscal year ended December 31, 1993.

(6) Incorporated by reference to Exhibit No. 4 of Registrant's Form 8-K dated August 7, 1989, commission file number 0-4781.

(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A-1 for the quarterly period ended June 30, 1994.