Form 10-Q
period 1995-06-30
MARKET FACTS INC
filed 1995-07-17
CIK 62465

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended           June 30, 1995
                                     --------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                   -----------------    -----------------

     Commission file number                        0-4781
                             --------------------------------------------------


                              MARKET FACTS, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     36-2061602
- --------------------------------            -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

  3040 West Salt Creek Lane, Arlington Heights, Illinois              60005
- ---------------------------------------------------------           ----------
     (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code       (708) 590-7000
                                                  ----------------------------


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

                 1,921,993 common shares as of  July 10, 1995
- --------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                   As of June 30, 1995 and December 31, 1994


                                         Assets
                                         ------

                                                              June 30,       December 31,
                                                                1995             1994
                                                            -----------      ------------
Current Assets:
  Cash and cash equivalents                                 $   508,583       $   911,209
  Certificate of deposit                                         50,000            50,000
  Accounts receivable:
    Trade, less allowance for doubtful accounts of
    $767,472 in 1995 and $668,805 in 1994                     9,862,600         9,433,470
    Other                                                        85,983           128,232
  Notes receivable                                               98,668            59,037
  Revenue earned on contracts in progress
    in excess of billings                                     2,900,069         2,394,591
  Deferred income taxes                                         624,578           624,578
  Prepaid expenses and other assets                             265,968           435,723
- -----------------------------------------------------------------------------------------
      Total Current Assets                                  $14,396,449       $14,036,840
- -----------------------------------------------------------------------------------------

Other Assets:
  Goodwill, net of accumulated amortization                     578,477           599,386
  Mail panel acquired, net of accumulated amortization          142,222           182,857
- -----------------------------------------------------------------------------------------
      Total Other Assets                                    $   720,699       $   782,243
- -----------------------------------------------------------------------------------------

Property, at cost                                            25,231,000        24,539,362
  Less accumulated depreciation and amortization             (8,745,998)       (7,676,462)
- -----------------------------------------------------------------------------------------
      Net Property                                          $16,485,002       $16,862,900
- -----------------------------------------------------------------------------------------
      Total Assets                                          $31,602,150       $31,681,983
=========================================================================================

                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                   As of June 30, 1995 and December 31, 1994


                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                                                June 30,      December 31,
                                                                                  1995           1994
                                                                              -----------     -----------
Current Liabilities:
  Accrued expenses                                                            $ 4,585,357     $ 4,393,196
  Billings in excess of revenues earned
    on contracts in progress                                                    2,819,739       3,712,487
  Accounts payable                                                                862,074         995,644
  Income taxes                                                                    237,108         684,950
  Current portion of note payable for acquisition of MFCL                         339,127         339,127
  Current portion of obligations under capital leases                             191,209         185,026
  Current portion of long-term debt                                               102,190         102,190
- ---------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                               $ 9,136,804     $10,412,620
- ---------------------------------------------------------------------------------------------------------

Long-Term Liabilities:
  Long-term debt                                                               10,482,322      10,532,183
  Obligations under capital leases, noncurrent portion                            578,181         581,710
  Note payable for acquisition of MFCL, noncurrent portion                        339,126         339,126
  Deferred income taxes                                                            39,122          39,122
  Other long-term liabilities                                                      10,004          31,037
- ---------------------------------------------------------------------------------------------------------
      Total Long-Term Liabilities                                             $11,448,755     $11,523,178
- ---------------------------------------------------------------------------------------------------------
      Total Liabilities                                                       $20,585,559     $21,935,798
- ---------------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Preferred stock, no par value;
    500,000 shares authorized; none issued                                    $       ---     $       ---
  Common stock, $1 par value; 5,000,000 shares authorized;
    2,091,237 and 1,973,241 shares issued in 1995 and 1994, respectively        2,091,237       1,973,241
  Capital in excess of par value                                                2,268,764       1,765,776
  Cumulative foreign currency translation                                         (75,307)       (100,391)
  Retained earnings                                                             8,617,695       8,021,066
- ---------------------------------------------------------------------------------------------------------
                                                                              $12,902,389     $11,659,692
- ---------------------------------------------------------------------------------------------------------
  Less 169,244 and 184,402 shares in 1995 and 1994, respectively,
    of treasury common stock, at cost                                          (1,201,683)     (1,310,134)
  Less other transactions involving common stock                                 (684,115)       (603,373)
- ---------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                              $11,016,591     $ 9,746,185
- ---------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                              $31,602,150     $31,681,983
- ---------------------------------------------------------------------------------------------------------

                      Market Facts, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
               For The Three Months Ended June 30, 1995 and 1994

                                                            Three Months Ended June 30,
                                                         ---------------------------------
                                                             1995                1994
                                                         -------------       -------------
Revenue                                                   $16,331,604         $12,687,006
- ------------------------------------------------------------------------------------------
Direct Costs:
  Payroll                                                 $ 3,453,430         $ 3,049,599
  Other expenses                                            5,546,116           3,795,090
- ------------------------------------------------------------------------------------------
    Total                                                 $ 8,999,546         $ 6,844,689
- ------------------------------------------------------------------------------------------
    Gross Margin                                          $ 7,332,058         $ 5,842,317
- ------------------------------------------------------------------------------------------
Operating Expenses:
  Selling                                                 $   494,359         $   565,215
  General and administrative                                5,330,388           4,738,460
  Contributions to profit-sharing and employee stock
   ownership plans                                            312,350             104,556
- ------------------------------------------------------------------------------------------
    Total                                                 $ 6,137,097         $ 5,408,231
- ------------------------------------------------------------------------------------------
    Income from operations                                $ 1,194,961         $   434,086
- ------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest expense                                        $  (287,286)        $  (317,166)
  Interest income                                              11,047               9,962
  Equity in income of MFCL                                        ---               3,668
  Other income, net                                            30,060             (12,367)
- ------------------------------------------------------------------------------------------
    Total                                                 $  (246,179)        $  (315,903)
- ------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                  $   948,782         $   118,183
Provision For Income Taxes                                    434,436              46,910
- ------------------------------------------------------------------------------------------
Net Income                                                $   514,346         $    71,273
==========================================================================================
Earnings per share                                        $       .26         $       .04
==========================================================================================
Common and common equivalent shares                         1,953,130           1,906,786
==========================================================================================
Cash dividends declared                                   $       .10         $       .07
==========================================================================================

                      Market Facts, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                For The Six Months Ended June 30, 1995 and 1994


                                                               Six Months Ended June 30,
                                                           ---------------------------------
                                                               1995                1994
                                                           -------------       -------------
Revenue                                                    $  31,665,004       $  23,804,537
- ---------------------------------------------------------------------------------------------
Direct Costs:
  Payroll                                                  $   6,856,189       $   5,611,964
  Other expenses                                              10,893,982           7,398,768
- ---------------------------------------------------------------------------------------------
    Total                                                  $  17,750,171       $  13,010,732
- ---------------------------------------------------------------------------------------------
    Gross Margin                                           $  13,914,833       $  10,793,805
- ---------------------------------------------------------------------------------------------
Operating Expenses:
  Selling                                                  $   1,083,108       $   1,059,461
  General and administrative                                  10,151,838           8,698,313
  Contributions to profit-sharing and employee stock
   ownership plans                                               426,388             150,096
- ---------------------------------------------------------------------------------------------
    Total                                                  $  11,661,334       $   9,907,870
- ---------------------------------------------------------------------------------------------
    Income from operations                                 $   2,253,499       $     885,935
- ---------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest expense                                         $    (573,043)      $    (597,233)
  Interest income                                                 23,489              19,619
  Equity in income of MFCL                                        ---                 33,668
  Other income, net                                               52,971              31,276
- ---------------------------------------------------------------------------------------------
    Total                                                  $    (496,583)      $    (512,670)
- ---------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                   $   1,756,916       $     373,265
Provision For Income Taxes                                       825,256             148,944
- ---------------------------------------------------------------------------------------------
Net Income                                                 $     931,660       $     224,321
=============================================================================================
Earnings per share                                         $         .49       $         .12
=============================================================================================
Common and common equivalent shares                            1,902,720           1,906,936
=============================================================================================
Cash dividends declared                                    $         .18       $         .14
=============================================================================================

                      Market Facts, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                For The Six Months Ended June 30, 1995 and 1994

                                                                               Six Months Ended June 30,
                                                                            -------------------------------
                                                                                1995              1994
                                                                            -------------     -------------
Cash Flows From Operating Activities:
  Net income                                                                 $   931,660       $   224,321
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                             1,154,502         1,009,878
     Undistributed earnings of MFCL                                               ---                   30
     Vesting of restricted stock and demand notes receivable                      27,716            23,750
     Net gain on disposal of property                                            (28,650)          (52,285)
     Change in assets and liabilities:
       Accounts receivable                                                      (367,177)         (886,764)
       Prepaid expenses and other assets                                         171,029           (89,738)
       Billings in excess of (less than) revenues earned on
         contracts in progress                                                (1,396,419)         (656,243)
       Accounts payable and accrued expenses                                      47,206          (620,713)
       Income taxes                                                             (448,391)          (73,070)
- ------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) operating activities           $    91,476       $(1,120,834)
- ------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Purchases of property                                                         (634,717)         (805,206)
  Investment in notes receivable                                                (219,444)         (139,975)
  Proceeds from notes receivable                                                  71,355           137,907
  Proceeds from the sale of property                                              45,157           118,942
  Payment for acquisition of MFCL, net of cash acquired                           ---             (134,964)
- ------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                         $  (737,649)      $  (823,296)
- ------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from short-term borrowings                                        $ 1,500,000       $ 2,900,000
  Repayment of short-term borrowings                                          (1,500,000)       (1,100,000)
  Proceeds from exercise of stock options                                        605,355            32,937
  Dividends paid                                                                (335,031)         (249,842)
  Reduction in obligations under capital leases and long-term debt              (160,996)         (156,358)
  Proceeds from the sale of treasury stock                                       124,080            ---
- ------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                     $   233,408       $ 1,426,737
- ------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                      $    10,139       $     4,918
- ------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                    $  (402,626)      $  (512,475)
Cash and cash equivalents at beginning of period                                 911,209           772,986
- ------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       508,583           260,511
============================================================================================================
Cash Paid During The Period For:
  Interest                                                                   $   561,704       $   564,303
  Income taxes                                                               $ 1,273,648       $   221,482
============================================================================================================
Supplemental Schedule of Noncash Financing Activity:
  Capital lease obligations incurred on lease of equipment                   $   107,249       $   189,948
  Issuance of note payable for acquisition of MFCL                           $    ---          $   678,253
============================================================================================================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
- -------------------------------

The ratio of current assets to current liabilities was 1.6 to 1 as of June 30, 1995 versus 1.3 to 1 as of December 31, 1994. The improvement in the ratio is primarily attributable to a reduction in net billings in excess of revenues earned on contracts in progress of $1,396,419, due to less timely billings on contracts in progress, a reduction in income taxes payable of $448,391 and an increase in accounts receivable of $367,177. These items were partially offset by a reduction in cash.

Cash decreased by $402,626 from December 31, 1994 to June 30, 1995. This was primarily the result of lower net billings on client contracts in excess of revenues earned on those contracts of $1,396,419, purchases of property of $634,717 and a reduction in income taxes payable of $448,391. The reduction in cash was partially offset by the proceeds from the exercise of Company stock options of $605,355.

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

Results of Operations
- ---------------------

Comparison of Second Quarter 1995 to Second Quarter 1994
- --------------------------------------------------------

During the second quarter of 1995, the Company had revenue of $16,331,604, an increase of 28.7% over the same period in 1994. The growth in revenue was due primarily to higher levels of utilization of research products and services that are proprietary to the Company and the acquisition of MFCL.

Gross margin for the second quarter of 1995 was $7,332,058, an increase of 25.5% over the same period in 1994. The increase in gross margin was due to the growth in revenue. Gross margin as a percentage of revenue was 44.9% during the second quarter of 1995 compared to 46.0% for the same period in 1994. The decline in the gross margin percentage is primarily attributable to two factors. First, the Company is allocating a greater share of internal operating costs directly to client research projects and second, the Company has experienced growth in certain types of business which yield lower gross margin percentages but which require only a minimal increase in operating expenses.

Operating expenses for the second quarter of 1995 rose by $728,866, an increase of 13.5% compared to the same period in 1994. This increase is due primarily to the increased level of business activity offset by the increase in internal operating costs being allocated to client research projects. However, operating expenses as a percentage of revenue declined from 42.6% in 1994 to 37.6% in 1995 primarily as a result of the increase in internal operating costs being allocated to client research projects and the Company's ability to control overhead payroll expense.

Provision for income taxes for the second quarter of 1995 reflects an effective income tax rate of 45.8% versus 39.7% in 1994. The increase in the effective rate is primarily due to the addition of foreign income taxes for MFCL and higher state and local income taxes.

Net income for the second quarter of 1995 was $514,346 or 3.1% of revenue compared with $71,273 and 0.6% of revenue during the same period in 1994.

Comparison of First Six Months of 1995 to First Six Months of 1994
- ------------------------------------------------------------------

During the first six months of 1995, the Company had revenue of $31,665,004, an increase of 33.0% over the same period in 1994. The growth in revenue was due primarily to higher levels of utilization of research products and services that are proprietary to the Company and the acquisition of MFCL.

Gross margin for the first six months of 1995 was $13,914,833, an increase of 28.9% over the same period in 1994. The increase in gross margin was due to the growth in revenue. Gross margin as a percentage of revenue was 43.9% during the first half of 1995 compared to 45.3% for the same period in 1994. The decline in the gross margin percentage is primarily attributable to two factors. First, the Company is allocating a greater share of internal operating costs directly to client research projects and second, the Company has experienced growth in certain types of business which yield lower gross margin percentages but which require only a minimal increase in operating expenses.

Operating expenses for the first six months of 1995 rose by $1,753,464, an increase of 17.7% compared to the same period in 1994. This increase is due primarily to the increased level of business activity offset by the increase in internal operating costs being allocated to client research projects. However, operating expenses as a percentage of revenue declined from 41.6% in 1994 to 36.8% in 1995 primarily as a result of the increase in internal operating costs being allocated to client research projects and the Company's ability to control overhead payroll expense.

Provision for income taxes for the first half of 1995 reflects an effective income tax rate of 47.0% versus 39.9% in 1994. The increase in the effective rate is primarily due to the addition of foreign income taxes for MFCL and higher state and local income taxes.

Net income for the first six months of 1995 was $931,660 or 2.9% of revenue compared with $224,321 and 0.9% of revenue during the same period in 1994.


                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The Annual Stockholders' Meeting of the Company was held on April 27, 1995.

(c) At the Annual Stockholders' Meeting, the Stockholders voted to elect four directors of the Company in an uncontested election. Each nominee for director was elected by a vote of the Stockholders as follows:

                                             Votes Against
                               Votes For      Or Withheld
                               ---------     -------------
          William W. Boyd      1,652,246         19,907
          John C. Robertson    1,660,246         11,907
          Timothy Q. Rounds    1,661,427         10,726
          Glenn W. Schmidt     1,660,382         11,771

No other items were voted on at the Annual Stockholders' Meeting or otherwise during the quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    The following represents an index to the exhibits filed in conjunction with the Form 10-Q for the quarterly period ended June 30, 1995:

    Exhibit Number    Description
    --------------    -----------
    (2)(1)            Stock Purchase Agreement by and among Market Facts, Inc.
                      and John C. Robertson and Roberta Robertson dated as of April 27, 1994.

    (3)(a)(5) Composite Certificate of Incorporation as Amended and Currently in Effect.

    (3)(b)(3)         By-laws as Amended and Currently in Effect.

    (4)(a)(5) Article Fourth of Certificate of Incorporation is included in Exhibit (3)(a) above.

    (4)(b)(6)         The Stockholder Rights Plan.

    (10.1)(8)         Term Note dated February 23, 1995 between Market Facts,
                      Inc. and Verne Churchill.

    (10.2)(8)         Term Note dated February 23, 1995 between Market Facts,
                      Inc. and Lawrence Labash.

    (10.3)(8)         Term Note dated February 23, 1995 between Market Facts,
                      Inc. and Thomas Payne.

    (10.4)(8)         Term Note dated February 23, 1995 between Market Facts,
                      Inc. and Glenn Schmidt.

    (10.5)(8)         Term Note dated March 1, 1995 between Market Facts, Inc.
                      and Stephen J. Weber.

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

(5) Incorporated by reference to Registrant's Annual Report on Form 10-K/A-1 for its fiscal year ended December 31, 1993.

(6) Incorporated by reference to Exhibit No. 4 of Registrant's Form 8-K dated August 7, 1989, commission file number 0-4781.

(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A-1 for the quarterly period ended June 30, 1994.

(8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Market Facts, Inc.
                                       ----------------------------------------
                                                      (Registrant)





Date:    July 13, 1995                            Timothy J. Sullivan
     ---------------------             ----------------------------------------
                                                  Timothy J. Sullivan
                                        Vice President, Treasurer and Assistant
                                                        Secretary
                                             (Principal Accounting Officer)





Date:    July 13, 1995                               Glenn W. Schmidt
     ---------------------             ----------------------------------------
                                                     Glenn W. Schmidt
                                          Executive Vice President, Assistant
                                           Secretary and Assistant Treasurer
                                             (Principal Financial Officer)

                               INDEX TO EXHIBITS

    Exhibit Number    Description
    --------------    -----------
    (2)(1)            Stock Purchase Agreement by and among Market Facts, Inc.
                      and John C. Robertson and Roberta Robertson dated as of April 27, 1994.

    (3)(a)(5) Composite Certificate of Incorporation as Amended and Currently in Effect.

    (3)(b)(3)         By-laws as Amended and Currently in Effect.

    (4)(a)(5) Article Fourth of Certificate of Incorporation is included in Exhibit (3)(a) above.

    (4)(b)(6)         The Stockholder Rights Plan.

    (10.1)(8)         Term Note dated February 23, 1995 between Market Facts,
                      Inc. and Verne Churchill.

    (10.2)(8)         Term Note dated February 23, 1995 between Market Facts,
                      Inc. and Lawrence Labash.

    (10.3)(8)         Term Note dated February 23, 1995 between Market Facts,
                      Inc. and Thomas Payne.

    (10.4)(8)         Term Note dated February 23, 1995 between Market Facts,
                      Inc. and Glenn Schmidt.

    (10.5)(8)         Term Note dated March 1, 1995 between Market Facts, Inc.
                      and Stephen J. Weber.

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

(5) Incorporated by reference to Registrant's Annual Report on Form 10-K/A-1 for its fiscal year ended December 31, 1993.

(6) Incorporated by reference to Exhibit No. 4 of Registrant's Form 8-K dated August 7, 1989, commission file number 0-4781.

(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A-1 for the quarterly period ended June 30, 1994.

(8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.