Form 10-Q
period 1995-09-30
MARKET FACTS INC
filed 1995-10-26
CIK 62465

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  September 30, 1995
                                      ------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

      Commission file number  0-4781
                              ------


                              MARKET FACTS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      36-2061602
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

  3040 West Salt Creek Lane, Arlington Heights, Illinois              60005
----------------------------------------------------------        --------------
        (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (708) 590-7000
                                                         --------------


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

                1,933,769 common shares as of October 23, 1995
                ----------------------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                As of September 30, 1995 and December 31, 1994


                                    Assets
                                    ------

                                                               September 30,       December 31,
                                                                   1995               1994
                                                               -------------       -----------
Current Assets:
        Cash  and cash equivalents                              $ 1,425,982        $   911,209
        Certificate of deposit                                       50,000             50,000
        Accounts receivable:
             Trade, less allowance for doubtful accounts of
             $795,005 in 1995 and $668,805 in 1994                9,354,470          9,433,470
             Other                                                   78,508            128,232
        Notes receivable                                             72,300             59,037
        Revenue earned on contracts in progress
             in excess of billings                                3,281,906          2,394,591
        Deferred income taxes                                       624,578            624,578
        Prepaid expenses and other assets                           221,256            435,723
-----------------------------------------------------------------------------------------------
                 Total Current Assets                           $15,109,000        $14,036,840
-----------------------------------------------------------------------------------------------

Other Assets:
        Goodwill, net of accumulated amortization                   568,023            599,386
        Mail panel acquired, net of accumulated amortization        121,905            182,857
-----------------------------------------------------------------------------------------------
                 Total Other Assets                             $   689,928        $   782,243
-----------------------------------------------------------------------------------------------

Property, at cost                                                25,901,197         24,539,362
        Less accumulated depreciation and amortization           (9,270,770)        (7,676,462)
-----------------------------------------------------------------------------------------------
                 Net Property                                   $16,630,427        $16,862,900
-----------------------------------------------------------------------------------------------
                 Total Assets                                   $32,429,355        $31,681,983
===============================================================================================


                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                As of September 30, 1995 and December 31, 1994


                                               Liabilities and Stockholders' Equity
                                               ------------------------------------

                                                                                                  September 30,       December 31,
                                                                                                      1995                1994
                                                                                                  -------------       ------------
Current Liabilities:
        Accrued expenses                                                                           $ 5,406,044         $ 4,393,196
        Billings in excess of revenues earned
                on contracts in progress                                                             2,347,847           3,712,487
        Accounts payable                                                                               898,017             995,644
        Income taxes                                                                                   197,958             684,950
        Current portion of note payable for acquisition of MFCL                                        339,127             339,127
        Current portion of obligations under capital leases                                            216,765             185,026
        Current portion of long-term debt                                                              102,190             102,190
-----------------------------------------------------------------------------------------------------------------------------------
                    Total Current Liabilities                                                      $ 9,507,948         $10,412,620
-----------------------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities:
        Long-term debt                                                                              10,456,473          10,532,183
        Obligations under capital leases, noncurrent portion                                           605,643             581,710
        Note payable for acquisition of MFCL, noncurrent portion                                       339,126             339,126
        Deferred income taxes                                                                           39,122              39,122
        Other long-term liabilities                                                                      2,531              31,037
-----------------------------------------------------------------------------------------------------------------------------------
                    Total Long-Term Liabilities                                                    $11,442,895         $11,523,178
-----------------------------------------------------------------------------------------------------------------------------------
                    Total Liabilities                                                              $20,950,843         $21,935,798
-----------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
        Preferred stock, no par value;
                500,000 shares authorized; none issued                                             $    ---            $    ---
        Common stock, $1 par value; 5,000,000 shares authorized;
                2,101,237 and 1,973,241 shares issued in 1995 and 1994, respectively                 2,101,237           1,973,241
        Capital in excess of par value                                                               2,309,387           1,765,776
        Cumulative foreign currency translation                                                        (48,315)           (100,391)
        Retained earnings                                                                            8,973,364           8,021,066
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   $13,335,673         $11,659,692
-----------------------------------------------------------------------------------------------------------------------------------
        Less 167,468 and 184,402 shares in 1995 and 1994, respectively,
                of treasury common stock, at cost                                                   (1,189,029)         (1,310,134)
        Less other transactions involving common stock                                                (668,132)           (603,373)
-----------------------------------------------------------------------------------------------------------------------------------
                    Total Stockholders' Equity                                                     $11,478,512         $ 9,746,185
-----------------------------------------------------------------------------------------------------------------------------------
                    Total Liabilities and Stockholders' Equity                                     $32,429,355         $31,681,983
===================================================================================================================================

                      Market Facts, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
            For The Three Months Ended September 30, 1995 and 1994


                                                                                Three Months Ended September 30,
                                                                                --------------------------------
                                                                                    1995                1994
                                                                                ------------        ------------
Revenue                                                                         $15,880,200         $16,203,088
----------------------------------------------------------------------------------------------------------------
Direct Costs:
        Payroll                                                                 $ 3,439,628         $ 3,396,415
        Other expenses                                                            5,462,041           5,549,185
----------------------------------------------------------------------------------------------------------------
               Total                                                            $ 8,901,669         $ 8,945,600
----------------------------------------------------------------------------------------------------------------
               Gross Margin                                                     $ 6,978,531         $ 7,257,488
----------------------------------------------------------------------------------------------------------------
Operating Expenses:
        Selling                                                                 $   607,775         $   528,118
        General and administrative                                                4,978,938           5,378,691
        Contributions to profit-sharing and employee stock ownership plans          114,478             177,446
----------------------------------------------------------------------------------------------------------------
               Total                                                            $ 5,701,191         $ 6,084,255
----------------------------------------------------------------------------------------------------------------
               Income from operations                                           $ 1,277,340         $ 1,173,233
----------------------------------------------------------------------------------------------------------------
Other Income (Expense):
        Interest expense                                                        $  (281,866)        $  (340,655)
        Interest income                                                              22,370              18,015
        Other income, net                                                            11,740               7,468
----------------------------------------------------------------------------------------------------------------
               Total                                                            $  (247,756)        $  (315,172)
----------------------------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                                        $ 1,029,584         $   858,061
Provision For Income Taxes                                                          481,038             342,150
----------------------------------------------------------------------------------------------------------------
Net Income                                                                      $   548,546         $   515,911
================================================================================================================
Earnings per share                                                              $       .28         $       .27
================================================================================================================
Common and common equivalent shares                                               1,984,258           1,892,623
================================================================================================================
Cash dividends declared                                                         $       .10         $       .07
================================================================================================================


                      Market Facts, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
             For The Nine Months Ended September 30, 1995 and 1994


                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                   1995               1994
                                                                                -----------        ------------
Revenue                                                                         $47,545,204        $40,007,625
---------------------------------------------------------------------------------------------------------------
Direct Costs:
        Payroll                                                                 $10,295,817        $ 9,008,379
        Other expenses                                                           16,356,023         12,947,953
---------------------------------------------------------------------------------------------------------------
               Total                                                            $26,651,840        $21,956,332
---------------------------------------------------------------------------------------------------------------
               Gross Margin                                                     $20,893,364        $18,051,293
---------------------------------------------------------------------------------------------------------------
Operating Expenses:
        Selling                                                                 $ 1,690,883        $ 1,587,579
        General and administrative                                               15,130,776         14,077,004
        Contributions to profit-sharing and employee stock ownership plans          540,866            327,542
---------------------------------------------------------------------------------------------------------------
               Total                                                            $17,362,525        $15,992,125
---------------------------------------------------------------------------------------------------------------
               Income from operations                                           $ 3,530,839        $ 2,059,168
---------------------------------------------------------------------------------------------------------------
Other Income (Expense):
        Interest expense                                                        $  (854,909)       $  (937,888)
        Interest income                                                              45,859             37,634
        Equity in income of MFCL                                                     ---                33,668
        Other income, net                                                            64,711             38,744
---------------------------------------------------------------------------------------------------------------
               Total                                                            $  (744,339)       $  (827,842)
---------------------------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                                        $ 2,786,500        $ 1,231,326
Provision For Income Taxes                                                        1,306,294            491,094
---------------------------------------------------------------------------------------------------------------
Net Income                                                                      $ 1,480,206        $   740,232
===============================================================================================================
Earnings per share                                                              $       .77        $       .39
===============================================================================================================
Common and common equivalent shares                                               1,929,073          1,899,891
===============================================================================================================
Cash dividends declared                                                         $       .28        $       .21
===============================================================================================================

                      Market Facts, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
             For The Nine Months Ended September 30, 1995 and 1994

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                       1995                1994
                                                                                    -----------         -----------
Cash Flows From Operating Activities:
   Net income                                                                       $ 1,480,206         $   740,232
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
       Depreciation and amortization                                                  1,683,605           1,557,606
       Undistributed earnings of MFCL                                                    ---                 31,304
       Vesting of restricted stock and demand notes receivable                           41,574              35,625
       Net gain on disposal of property                                                 (28,650)            (51,870)
       Change in assets and liabilities:
          Accounts receivable                                                           165,344            (751,246)
          Prepaid expenses and other assets                                             216,724             (44,574)
          Billings in excess of (less than) revenues earned on
              contracts in progress                                                  (2,249,499)         (1,953,488)
          Accounts payable and accrued expenses                                         893,450            (176,099)
          Income taxes                                                                 (487,429)            245,628
--------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities                   $ 1,715,325         $  (366,882)
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
   Purchases of property                                                             (1,173,303)         (1,021,495)
   Investment in notes receivable                                                      (219,445)           (156,048)
   Proceeds from notes receivable                                                        99,849             156,077
   Proceeds from the sale of property                                                    45,157             123,792
   Payment for acquisition of MFCL, net of cash acquired                                 ---               (134,964)
--------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                 $(1,247,742)        $(1,032,638)
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
   Proceeds from short-term borrowings                                              $ 2,000,000         $ 5,700,000
   Repayment of short-term borrowings                                                (2,000,000)         (4,100,000)
   Proceeds from exercise of stock options                                              652,855              32,937
   Dividends paid                                                                      (527,908)           (374,991)
   Reduction in obligations under capital leases and long-term debt                    (241,424)           (243,671)
   Proceeds from the sale of treasury stock                                             139,857              ---
--------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                             $    23,380         $ 1,014,275
--------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                             $    23,810         $    (8,216)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                $   514,773         $  (393,461)
Cash and cash equivalents at beginning of period                                        911,209             772,986
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $ 1,425,982         $   379,525
====================================================================================================================
Cash Paid During The Period For:
   Interest                                                                         $   837,081         $   905,519
   Income taxes                                                                     $ 1,793,723         $   275,487
====================================================================================================================
Supplemental Schedule of Noncash Financing Activity:
   Capital lease obligations incurred on lease of equipment                         $   208,465         $   189,948
   Issuance of note payable for acquisition of MFCL                                 $    ---            $   678,253
====================================================================================================================

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
------------------------------

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

Note 2 - Adjustments
--------------------

The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim financial statements.

Note 3 - Foreign Currency Translation
-------------------------------------

Assets and liabilities of Market Facts of Canada, Ltd. (MFCL), the Company's only foreign subsidiary, have been translated using the exchange rate in effect at the balance sheet date. MFCL's results of operations are translated using the average exchange rate prevailing throughout the period. Resulting translation gains and losses are reported as a component of stockholders' equity.

Note 4 - Revenue Recognition
----------------------------

The Company recognizes revenue under the percentage of completion method of accounting. Revenue on client projects is recognized as services are performed. Losses expected to be incurred on jobs in progress are charged to income as soon as such losses are known. Revenue earned on contracts in progress in excess of billings is classified as a current asset. Amounts billed in excess of revenue earned are classified as a current liability. Client projects are expected to be completed within a twelve month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------

The ratio of current assets to current liabilities was 1.6 to 1 as of September 30, 1995 versus 1.3 to 1 as of December 31, 1994. The improvement in the ratio is primarily attributable to a reduction in net billings in excess of revenues earned on contracts in progress of $2,249,499, due to less timely billings on contracts in progress, an increase in cash of $514,773 and a reduction in income taxes payable of $487,429. These items were partially offset by an increase in accounts payable and accrued expenses of $893,450.

Cash increased by $514,773 from December 31, 1994 to September 30, 1995. This was primarily the result of cash generated from operating activities of $1,715,325 and proceeds from the exercise of Company stock options of $652,855. The increase in cash was partially offset by purchases of property of $1,173,303 and payment of dividends of $527,908.

The Company maintains an established $4,000,000 bank line of credit which is renewed annually. The Company believes that cash flow from future operations, its ability to secure additional leases and borrowings available from its line of credit will be adequate to fund property requirements, investing activities and growth for the foreseeable future.


Results of Operations
---------------------

Comparison of Third Quarter 1995 to Third Quarter 1994
------------------------------------------------------

During the third quarter of 1995, the Company had revenue of $15,880,200, a decrease of 2.0% over the same period in 1994.

Gross margin for the third quarter of 1995 was $6,978,531, a decrease of 3.8% over the same period in 1994. The decrease in gross margin was due to the decline in revenue. Gross margin as a percentage of revenue was 43.9% during the third quarter of 1995 compared to 44.8% for the same period in 1994. The decline in the gross margin percentage is primarily attributable to two factors. First, the Company is allocating a greater share of internal operating costs directly to client research projects, though this effect is partially offset by the Company's ability to recover the additional direct costs through price increases, and second, the Company has experienced growth in certain types of business which yield lower gross margin percentages but which require only a minimal increase in operating expenses.

Operating expenses for the third quarter of 1995 declined by $383,064, a decrease of 6.3% compared to the same period in 1994. Operating expenses as a percentage of revenue declined from 37.5% in 1994 to 35.9% in 1995. These decreases are due primarily to a lower accrual for year end employee bonuses and an increase in internal operating costs being allocated to client research projects.

Provision for income taxes for the third quarter of 1995 reflects an effective income tax rate of 46.7% versus 39.9% in 1994. The increase in the effective rate is primarily due to higher state and local income taxes.

Net income for the third quarter of 1995 was $548,546 or 3.5% of revenue compared with $515,911 and 3.2% of revenue during the same period in 1994.

Comparison of First Nine Months of 1995 to First Nine Months of 1994
--------------------------------------------------------------------

During the first nine months of 1995, the Company had revenue of $47,545,204, an increase of 18.8% over the same period in 1994. The growth in revenue was due primarily to higher levels of utilization of research products and services that are proprietary to the Company and the acquisition of MFCL.

Gross margin for the first nine months of 1995 was $20,893,364, an increase of 15.7% over the same period in 1994. The increase in gross margin was due to the growth in revenue. Gross margin as a percentage of revenue was 43.9% during the first nine months of 1995 compared to 45.1% for the same period in 1994. The decline in the gross margin percentage is primarily attributable to two factors. First, the Company is allocating a greater share of internal operating costs directly to client research projects, though this effect is partially offset by the Company's ability to recover the additional direct costs through price increases, and second, the Company has experienced growth in certain types of business which yield lower gross margin percentages but which require only a minimal increase in operating expenses.

Operating expenses for the first nine months of 1995 rose by $1,370,400, an increase of 8.6% compared to the same period in 1994. This increase is due primarily to the increased level of business activity offset by the increase in internal operating costs being allocated to client research projects. However, operating expenses as a percentage of revenue declined from 40.0% in 1994 to 36.5% in 1995 primarily as a result of the increase in internal operating costs being allocated to client research projects and the Company's ability to control overhead payroll expense.

Provision for income taxes for the first nine months of 1995 reflects an effective income tax rate of 46.9% versus 39.9% in 1994. The increase in the effective rate is primarily due to the addition of foreign income taxes for MFCL and higher state and local income taxes.

Net income for the first nine months of 1995 was $1,480,206 or 3.1% of revenue compared with $740,232 and 1.9% of revenue during the same period in 1994.



                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     See Index to Exhibits immediately following the signature page.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Market Facts, Inc.
                               -------------------------------------------------
                                                 (Registrant)



Date:   October 23, 1995                     Timothy J. Sullivan
     ---------------------     -------------------------------------------------
                                             Timothy J. Sullivan
                               Vice President, Treasurer and Assistant Secretary
                                        (Principal Accounting Officer)



Date:   October 23, 1995                       Glenn W. Schmidt
     ---------------------     -------------------------------------------------
                                               Glenn W. Schmidt
                                 Executive Vice President, Assistant Secretary
                                           and Assistant Treasurer
                                        (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit Number  Description
--------------  -----------
  (2)\(1)\ Stock Purchase Agreement by and among Market Facts, Inc. and John C. Robertson and Roberta Robertson dated as of April 27, 1994.

  (3)(a)\(5)\ Composite Certificate of Incorporation as Amended and Currently in Effect.

  (3)(b)\(3)\   By-laws as Amended and Currently in Effect.

  (4)(a)\(5)\ Article Fourth of Certificate of Incorporation is included in Exhibit (3)(a) above.

  (4)(b)\(6)\   The Stockholder Rights Plan.

  (10.1)\(8)\   Term Note dated February 23, 1995 between Market Facts, Inc. and
                Verne Churchill.

  (10.2)\(8)\   Term Note dated February 23, 1995 between Market Facts, Inc. and
                Lawrence Labash.

  (10.3)\(8)\   Term Note dated February 23, 1995 between Market Facts, Inc. and
                Thomas Payne.

  (10.4)\(8)\   Term Note dated February 23, 1995 between Market Facts, Inc. and
                Glenn Schmidt.

  (10.5)\(8)\   Term Note dated March 1, 1995 between Market Facts, Inc. and
                Stephen J. Weber.

  (10.6)\(7)\   Promissory Note dated April 1, 1994 between Market Facts, Inc.
                and Stephen J. Weber.

  (10.7)\(1)\   Employment Agreement by and among Market Facts of Canada, Ltd.,
                Market Facts, Inc. and John C. Robertson dated as of April 14,
                1994.

  (10.8)\(4)\   1982 Executive Incentive Stock Option Plan.

  (10.9)\(3)\   Mortgage and Security Agreement dated April 11, 1990 between
                American National Bank and Trust Company as Trustee under Trust
                No. 110201-04 and The Manufacturers Life Insurance Company together with Mortgage Note.

  (10.10)\(2)\  Unsecured Note and Procedures Letter between Market Facts, Inc.
                and Harris Trust and Savings Bank.

  (10.11)\(2)\  Employment Agreement with Verne B. Churchill.

  (10.12)\(2)\  Employment Agreement with Lawrence W. Labash.

  (10.13)\(2)\  Employment Agreement with Timothy Q. Rounds.

  (10.14)\(2)\  Employment Agreement with Glenn W. Schmidt.

  Exhibit Number  Description
  --------------  -----------

  (10.15)\(2)\    Employment Agreement with Sanford M. Schwartz.

  (10.16)\(2)\    Indemnity Agreement with Jack R. Wentworth.
                  Substantially identical agreements were also entered into with the following directors:

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