Form 10-K
period 1995-12-31
MARKET FACTS INC
filed 1996-03-20
CIK 62465

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                                    December 31, 1995
                                 --------------------------------------------------------------------------------------

                                                                   OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                                         to
                                     ---------------------------------------    ---------------------------------------
      Commission file number                0-4781
                             ------------------------------------------------------------------------------------------

                                                   MARKET FACTS, INC.
-----------------------------------------------------------------------------------------------------------------------
                                 (Exact name of registrant as specified in its charter)

                             Delaware                                                        36-2061602
--------------------------------------------------------------------         ------------------------------------------
   (State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

   3040 West Salt Creek Lane, Arlington Heights, Illinois                                                     60005
---------------------------------------------------------------------                                    --------------
     (Address of principal executive offices)                                                              (Zip Code)

Registrant's telephone number, including area code                            (847) 590-7000
                                                   --------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                                (Title of Class)

                                        Common Stock, Par Value $1.00 Per Share
-----------------------------------------------------------------------------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES (X)  NO (   )

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.  (   )

AS OF FEBRUARY 29, 1996, THERE WERE ISSUED AND OUTSTANDING 1,926,769 SHARES OF COMMON STOCK; THE AGGREGATE MARKET VALUE OF THE SHARES OF SUCH STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS $13,505,310 AS OF THE SAME DATE, ASSUMING SOLELY FOR PURPOSES OF THIS CALCULATION THAT ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ARE "AFFILIATES." THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933. THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.

     1995 Annual Report to Stockholders -- Parts I, II and IV Hereof. Proxy Statement for the Registrant's 1996 Annual Meeting to be filed within 120 days after the end of the fiscal year -- Part III Hereof.

     PART I

     ITEM  1.  BUSINESS

     (a)  General development and narrative description of business
          ---------------------------------------------------------

     The predecessor to the Registrant was incorporated in 1946 in Illinois. The Registrant was incorporated in 1966 in Delaware and is engaged in one industry segment, namely, providing information to assist clients in their marketing decisions relating primarily to consumer products and services. Effective April 29, 1994, the Registrant acquired the remaining 50% of the common stock of Market Facts of Canada, Ltd.

     The Registrant's usual procedure is for its professional research staff to first define the marketing problem in consultation with the client. It then develops questionnaires or instruments to be used to elicit the required information. The remaining procedures involve collecting the data, processing and evaluating the data and finally analyzing the results. In any particular project or program, the Registrant may perform one or more of these functions.

     After the problem has been defined, the Registrant submits to the client a proposed research project or program specifically designed for the problem, together with a cost estimate. The proposal typically includes one or more of three basic methods for obtaining the required data, whichever one or combination is most useful and economical under the circumstances. The three basic methods for collecting information from respondents are interviews conducted through the mail, telephone interviews and in-person interviews. The method to be used is determined by the specific marketing problem and numerous other factors, including the type of data to be obtained, the geographical scope of the study, the size of the sample and budget considerations, among others. The type of product or subject to be studied generally is not itself determinative of the method to be used.

     Interviews are conducted through the mail using panels of consumers constructed by the Registrant. Currently, there are over 460,000 households throughout the continental United States and Canada that participate in the Registrant's proprietary Consumer Mail Panel (CMP) for mail interviews. CMP provides clients with many benefits, including (1) flexibility for conducting national, regional and specific market research studies, (2) research effectiveness by providing large samples at low cost, nationally balanced samples and confidentiality, and (3) economy through cooperative respondents, high response rates and low cost per interview.

     The Registrant also gathers data through telephone interviews. In the United States, this data collection method operates under the name of National Telephone Center (NTC). The Registrant's telephone interviewing capabilities provide clients with cost efficient long distance calling services, high speed response and complete national coverage. The Registrant operates over 225 interviewing stations in approximately eight locations throughout Illinois and Canada, using an advanced computer assisted telephone interviewing system. The locations operate up to seven days a week, fourteen hours a day. Samples include interviewing the general population as well as hard-to-reach individuals and can be drawn on a nationally representative basis or confined to a single market.

     In-person interviews conducted by the Registrant are primarily performed by independent field interviewing organizations. This method includes personal interviews either in a central location, such as a shopping center, or on a house-to-house basis.

     Research assignments performed by the Registrant include the data collection phase, and in most cases, the data processing requirements. The Registrant maintains three separate functions relating to data processing. They include coding, which reviews and assigns numerical codes to questionnaire responses; data entry, which prepares the documents as input for tabulation; and tabulation, where final tabulated reports are processed.

     In many projects serviced by the Registrant, data analysis reports are also written. For this service, the research design team who originally drafted the project proposal is used. The Decision Systems group of the Registrant may also be used to further review and dissect the gathered data. This group uses statistical methods such as factor analysis, cluster analysis and analysis of covariance to aid in the general review of the collected data. Several programs are maintained in a computer library to complete these functions with flexibility and efficiency.

     While there will always be a need for gathering of raw data, the Registrant believes that one of the fastest growing areas within the market research industry today is data interpretation and analysis. In response, the Registrant has developed or licensed proprietary products and services which provide this capability for clients. BrandVision is a custom continuous tracking product which measures the effect of altering components in the advertising mix. In a BrandVision study, telephone interviews are conducted on a continuous schedule so that changes in consumers' thinking can be quickly spotted and appropriate adjustments made. ComPete is a PC-based multimedia concept database system which enables clients to query a database of their proprietary concept test results. The Conversion Model, which the Registrant has an exclusive license for in the United States and Canada and has sublicensed to a third party in the European Economic Community, is a product that examines the dimensions that lock consumers to their current product choice and thereby measures consumers' strength of commitment to a given brand and their susceptibility of conversion to another brand. Data Gage is CMP's monthly mailing service that permits non-competing clients to share data collection costs while providing responses to specific questions from a nationally representative sample of households (including customized processing and analysis) ranging in size from 1,000 to 150,000 households. MarkeTest 2000 is a sales forecasting system which combines consumer reactions with brand category data and marketing plans to estimate sales potential for new product concepts, particularly those in the early stages of the product development process. National ShowCase is a weekly mall omnibus survey conducted in the United States and Canada that provides clients with rapid turnaround of test results where consumer exposure to stimuli is required. TeleNation is a twice a week national telephone survey that offers clients the ability to collect consumer opinion, attitude and buying pattern data from a nationally representative sample at low cost, with short lead time and rapid turnaround of results.


     (1)   Clients
           -------

     Clients are served on a confidential basis under agreements for individual projects which are negotiated on the basis of estimates prepared by the Registrant. Inasmuch as profits are determined by the difference between actual costs and the bid submitted to the client, the ability of the Registrant to make a profit is partially dependent on accurate estimates of the costs which will be involved in any project or program. Approximately 90% of the Registrant's business during the year ended December 31, 1995 was with clients for whom the Registrant had performed work during the previous year. In 1995, the top five clients accounted for approximately 26% of total revenues with one client, Procter & Gamble, accounting for 12% of revenues. Groupings of clients, which are located primarily in the United States and Canada, are not meaningful as the Registrant's services do not differ by client type.


     (2)   Backlog
           -------

     The Registrant recognizes revenue under the percentage of completion method of accounting. Revenues are recognized as services are performed. The Registrant had unrecognized revenue from contracts in process of approximately $19,497,000 and $12,252,000 for the years ended December 31, 1995 and 1994, respectively.

     (3)   Competition
           -----------

     The business in which the Registrant is engaged is highly competitive. The industry is characterized by a large number of relatively small organizations and a few large concerns with resources greater than those of the Registrant. The Registrant is also subject to indirect competition from the marketing research departments of clients and potential clients, advertising agencies and consulting firms. The Registrant believes it is among the ten largest custom market research firms in the United States as measured by revenue. The Registrant also believes the principal methods of competition are the ability to properly design the market research project; perform and report on the research project in a short period of time; the quality and consistency of information; and price.


     (4)   Service Marks
           -------------

     The Registrant believes that all registered service marks and propriety marks are important to its business. The marks Autoquest(R), BrandVision(R), Mail Monitor(R), National ShowCase(R) and TeleNation(R) are registered service marks in the United States. The marks ComPete, Consumer Mail Panel, Data Gage, MarkeTest 2000, Market Facts, MiniScreen, National Telephone Center, OmniMax and PatientFacts are propriety marks of the Registrant.

     Market Facts Canada, Ltd. is the registered owner of the following trademarks in Canada: CATI(R), ADPAC(R), ADPAC II(R), NATIONAL FLEXIBUS(R) and TeleNation(R).


     (5)   Employees
           ---------

     The Registrant has approximately 525 salaried employees and employs part-time help as required. At December 31, 1995, there were approximately 875 part-time employees. The Registrant has never had a work stoppage and believes it has maintained good employee relations. None of the Registrant's employees are represented by a union. A substantial number of employees are skilled personnel trained in the various facets of market research.


     ITEM 2.  DESCRIPTION OF PROPERTY

     The headquarters of the Registrant are located at 3040 West Salt Creek Lane, Arlington Heights, Illinois in an office building of approximately 120,000 square feet owned by the Registrant. This location also houses the Registrant's computer facility, service departments, mail panel operations and largest sales office. The property is financed through a mortgage loan discussed in Note 5 of the Notes to Consolidated Financial Statements contained in the 1995 Annual Report to Stockholders and is incorporated herein by reference. Other leased sales offices in the United States are located at 902 Broadway, New York, New York; 65 Madison Avenue, Morristown, New Jersey; 16133 Ventura Boulevard, Encino, California; 1650 Tysons Boulevard, McLean, Virginia; 572 Washington Street, Wellesley, Massachusetts; and 201 East Fifth Street, Cincinnati, Ohio. The Registrant has three leased telephone interviewing facilities located at One Rotary Center, Evanston, Illinois; 4260 Westbrook Drive, Aurora, Illinois; and 1010 Lake Street, Oak Park, Illinois.

     Canadian operations are headquartered at 77 Bloor Street West, Toronto, Ontario. This location primarily houses mail panel, telephone interviewing and sales operations. In addition, a smaller leased office is located at 1200 McGill College, Montreal, Quebec.

Rental expense for the Registrant's leased locations was approximately $1,168,000 in 1995. Some of the Registrant's leases provide for future increases in rental payments to reflect increases in the lessor's taxes, maintenance, and other operating expenses. The Registrant believes that these facilities are adequate to meet its existing business requirements. The Registrant also leases some of its computer and office equipment and vehicles. Additional information regarding the Registrant's obligations under leases is contained in Note 9 of the Notes to Consolidated Financial Statements contained in the 1995 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Registrant is a party or of which the property of the Registrant is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

                             Age of   Offices Held and Business
Name of Officer              Officer  Experience for Last Five Years
---------------------------  -------  ------------------------------------------
Verne B. Churchill              63    Chairman of the Board of Directors since
                                      1987 and Chief Executive Officer of the
                                      Company since 1983.

Thomas H. Payne                 50    President and Chief Operating Officer of
                                      the Company since 1987.

Glenn W. Schmidt                53    Executive Vice President, Assistant
                                      Secretary and Assistant Treasurer of the
                                      Company since 1982.

Sanford M. Schwartz             44    Executive Vice President of the Company
                                      and President of Market Facts - New York,
                                      Inc. since July 1992; prior thereto
                                      President of Elrick & Lavidge, a market
                                      research firm in New York, New York.

Timothy Q. Rounds               57    Senior Vice President of the Company
                                      since 1984.

John C. Robertson               64    Chairman of the Board of Directors of
                                      Market Facts of Canada, Ltd. since June
                                      1995; prior thereto President of Market
                                      Facts of Canada, Ltd. since 1962.

Wesley S. Walton                57    Secretary of the Company since 1979 and a
                                      partner in the law firm of Keck, Mahin
                                      and Cate, Chicago, Illinois.

Ronald P. Duda                  53    Senior Vice President of the Company
                                      since May 1993; prior thereto Vice
                                      President of the Company.

Michael H. Freehill             53    Senior Vice President of the Company
                                      since 1988.

Janith P. Fuller                54    Senior Vice President of the Company
                                      since 1987.

                             Age of   Offices Held and Business
Name of Officer              Officer  Experience for Last Five Years
---------------------------  -------  ------------------------------------------

Lawrence W. Labash              48    Senior Vice President of the Company
                                      since 1987.

Peter J. LaSalle                48    Senior Vice President of the Company
                                      since October 1994; prior thereto Vice
                                      President of the Company.

Lawrence R. Levin               41    Senior Vice President of the Company
                                      since February 1993; prior thereto Vice
                                      President of the Company.

Gregory J. McMahon              43    Senior Vice President of the Company
                                      since January 1994; prior thereto Vice
                                      President of the Company.

Donald J. Morrison              37    Senior Vice President of the Company
                                      since April 1995; prior thereto Vice
                                      President of the Company since February
                                      1993; prior thereto Marketing Vice
                                      President and General Manager for NFO
                                      Research, Greensboro, North Carolina.

William E. Seymour III          49    Senior Vice President of the Company
                                      since April 1991; prior thereto Vice
                                      President of the Company.

Timothy J. Sullivan             42    Vice President, Treasurer, and Assistant
                                      Secretary of the Company since April
                                      1991; prior thereto Treasurer and
                                      Assistant Secretary of the Company since
                                      1990.

Stephen J. Weber                51    Senior Vice President of the Company
                                      since 1985.

Officers are elected annually in April by the Board of Directors for a period of one year or until successors are duly elected and qualified. The executive officers listed above are as of March 1, 1996.


PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The following section of the Registrant's 1995 Annual Report to Stockholders is hereby incorporated by reference:

          Dividends and Market Price Statistics - page 1

This referenced section should be read in conjunction with the Consolidated Financial Statements and related Notes (herein incorporated by reference) on pages 6-16 of the 1995 Annual Report to Stockholders.


ITEM 6.  SELECTED FINANCIAL DATA

The following section of the Registrant's 1995 Annual Report to Stockholders is hereby incorporated by reference:

          Selected Financial Data - page 1

This referenced section should be read in conjunction with the Consolidated Financial Statements and related Notes (herein incorporated by reference) on pages 6-16 of the 1995 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following section of the Registrant's 1995 Annual Report to Stockholders is hereby incorporated by reference:

          Management's Discussion and Analysis of Financial Condition and Results of Operations - pages 4-5

 This referenced section should be read in conjunction with the Consolidated Financial Statements and related Notes (herein incorporated by reference) on pages 6-16 of the 1995 Annual Report to Stockholders.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The financial statements required by this item are listed below:


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                     Page Number
                                                                     -----------

Consolidated Balance Sheets as of December 31, 1995 and 1994              *

For the years ended December 31, 1995, 1994 and 1993:

     Consolidated Statements of Earnings                                  *

     Consolidated Statements of Stockholders' Equity                      *

     Consolidated Statements of Cash Flows                                *

     Notes to Consolidated Financial Statements                           *

Independent Auditors' Report                                              *

* Incorporated by reference to the 1995 Annual Report to Stockholders, filed with the Commission pursuant to Rule 12b-23, portions of which are attached.

Independent Auditors' Report on Schedule                                  7

Schedule:


     II    Valuation and Qualifying Accounts for the years ended
            December 31, 1995, 1994 and 1993                              8


All other schedules are not submitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements and related Notes in the 1995 Annual Report to Stockholders.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Stockholders and Board of Directors of Market Facts, Inc.:

Under date of February 27, 1996, we reported on the consolidated balance sheets of Market Facts, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP
Chicago, Illinois
February 27, 1996

                      MARKET FACTS, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS



                                               Years Ended December 31,
                                          ----------------------------------
                                             1995        1994        1993
                                          ----------  ----------  ----------
Allowance For Doubtful Accounts:
   Balance at beginning of year            $668,805    $563,500   $ 551,514
   MFCL's balance at 4/30/94                    --       42,334         --
   Provision                                197,515     101,666     185,000
   Write-offs of uncollectible accounts     (29,661)    (37,450)   (173,014)
   Cumulative foreign currency                1,544      (1,245)        --
    translation                            --------    --------   ---------
   Balance at end of year                  $838,203    $668,805   $ 563,500
                                           ========    ========   =========





ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

None.


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information regarding the directors of the Registrant is included under the caption "Election of Directors" in the Registrant's proxy statement for the Registrant's 1996 Annual Meeting* and is incorporated herein by reference. Information regarding the executive officers of the Registrant is included under a separate caption at the end of Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11.  EXECUTIVE COMPENSATION


Information regarding the above is included under the captions "Remuneration of Named Executive Officers", "Stock Options" and "Employment Agreements" in the Registrant's proxy statement for the Registrant's 1996 Annual Meeting* and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Information regarding the above is included in the following sections of the Registrant's proxy statement for the Registrant's 1996 Annual Meeting*, which sections are hereby incorporated by reference:

           Voting Securities - page 2

           Election of Directors - pages 3 - 6

           Security Ownership of Named Executive - page 6



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Information regarding the above is included in the following sections of the Registrant's proxy statement for the Registrant's 1996 Annual Meeting*, which sections are hereby incorporated by reference:

           Information Respecting Nominees - page 4, footnote (5)

           Certain Transactions - page 9

__________
* to be filed within 120 days after the end of the Registrant's fiscal year.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1) Financial Statements as indexed on page 6.
(a)    (2) Financial Statement Schedule as indexed on page 6.

The consolidated balance sheets as of December 31, 1995 and 1994, and the consolidated statements of earnings, stockholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993, together with the report of the independent auditors, and management's discussion and analysis of financial condition and results of operations are contained in the Registrant's 1995 Annual Report to Stockholders, portions of which are filed with this Form 10-K and are incorporated herein by reference.

(a)    (3) See list of exhibits set forth in the Index on pages 12 and 13.
(b)        None.
(c)        See list of exhibits set forth in the Index on pages 12 and 13.
(d)        Financial Statement Schedule as indexed on page 6.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKET FACTS, INC.
------------------
(Registrant)



By:    TIMOTHY J. SULLIVAN
       -------------------
       Timothy J. Sullivan
       Vice President, Treasurer and
       Assistant Secretary


Dated: March 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

VERNE B. CHURCHILL
------------------
Verne B. Churchill
Chairman of the Board,
Chief Executive Officer and Director


THOMAS H. PAYNE
---------------
Thomas H. Payne
President, Chief Operating Officer
and Director


GLENN W. SCHMIDT
----------------                                            ---------------------
Glenn W. Schmidt                                            William W. Boyd
Executive Vice President,                                   Director
Assistant Secretary, Assistant Treasurer and Director
(Principal Financial Officer)


TIMOTHY J. SULLIVAN
-------------------                                         ---------------------
Timothy J. Sullivan                                         Karen E. Predow-James
Vice President, Treasurer and Assistant Secretary           Director
(Principal Accounting Officer)


LAWRENCE W. LABASH
------------------                                          ---------------------
Lawrence W. Labash                                          John C. Robertson
Senior Vice President and Director                          Chairman of the Board of Directors, Market Facts
                                                            of Canada, Ltd. and Director


TIMOTHY Q. ROUNDS
-----------------                                           ---------------------
Timothy Q. Rounds                                           Wesley S. Walton
Senior Vice President and Director                          Secretary and Director


SANFORD M. SCHWARTZ
-------------------                                         ---------------------
Sanford M. Schwartz                                         Jack R. Wentworth
Executive Vice President,                                   Director
President, Market Facts - New York, Inc.
and Director


March 12, 1996

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
  (2)(1) Stock Purchase Agreement by and among Market Facts, Inc. and John C. Robertson and Roberta Robertson dated as of April 27, 1994.

  (3)(a)(5) Composite Certificate of Incorporation as Amended and Currently in Effect.

  (3)(b)(3)     By-laws as Amended and Currently in Effect.

  (4)(a)(5) Article Fourth of Certificate of Incorporation is included in Exhibit (3)(a) above.

  (4)(b)(6)     The Stockholder Rights Plan.

  (10.1)(8)*    Term Note dated February 23, 1995 between Market Facts, Inc. and
                Verne Churchill.

  (10.2)(8)*    Term Note dated February 23, 1995 between Market Facts, Inc. and
                Lawrence Labash.

  (10.3)(8)*    Term Note dated February 23, 1995 between Market Facts, Inc. and
                Thomas Payne.

  (10.4)(8)*    Term Note dated February 23, 1995 between Market Facts, Inc. and
                Glenn Schmidt.

  (10.5)(8)*    Term Note dated March 1, 1995 between Market Facts, Inc. and
                Stephen J. Weber.

  (10.6)(7)*    Promissory Note dated April 1, 1994 between Market Facts, Inc.
                and Stephen J. Weber.

  (10.7)(1)*    Employment Agreement by and among Market Facts of Canada, Ltd.,
                Market Facts, Inc. and John C. Robertson dated as of April 14,
                1994.

  (10.8)(4)*    1982 Executive Incentive Stock Option Plan.

  (10.9)(3)     Mortgage and Security Agreement dated April 11, 1990 between
                American National Bank and Trust Company as Trustee under Trust
                No. 110201-04 and The Manufacturers Life Insurance Company together with Mortgage Note.

  (10.10)(2)    Unsecured Note and Procedures Letter between Market Facts, Inc.
                and Harris Trust and Savings Bank.

  (10.11)(2)*   Employment Agreement with Verne B. Churchill.

  (10.12)(2)*   Employment Agreement with Lawrence W. Labash.

  (10.13)(2)*   Employment Agreement with Timothy Q. Rounds.

  (10.14)(2)*   Employment Agreement with Glenn W. Schmidt.

  (10.15)(2)*   Employment Agreement with Sanford M. Schwartz.

  Exhibit Number     Description
  --------------     -----------

  (10.16)(2)*        Indemnity Agreement with Jack R. Wentworth. Substantially
                     identical agreements were also entered into with the following directors:

                     William W. Boyd             John C. Robertson
                     Verne B. Churchill          Timothy Q. Rounds
                     Lawrence W. Labash          Glenn W. Schmidt
                     Thomas H. Payne             Sanford M. Schwartz
                     Karen E. Predow-James       Wesley S. Walton

  (13) Portions of the 1995 Annual Report to Stockholders incorporated herein by reference.

  (21)               Subsidiaries of the Registrant.

  (23)               Consent of Independent Auditors.

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

(5) Incorporated by reference to Registrant's Annual Report on Form 10-K/A-1 for its fiscal year ended December 31, 1993.

(6) Incorporated by reference to Exhibit No. 4 of Registrant's Form 8-K dated August 7, 1989, commission file number 0-4781.

(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A-1 for the quarterly period ended June 30, 1994.

(8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.