Form 10-Q
period 1996-03-31
MARKET FACTS INC
filed 1996-04-25
CIK 62465

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 1996
                                     --------------------------------------

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    -----------------  -----------------
     Commission file number         0-4781
                             ----------------------------------------------


                              MARKET FACTS, INC.
 -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                                    36-2061602
- --------------------------------------------------    --------------------------
 (State or other jurisdiction of incorporation or            (I.R.S. Employer
                  organization)                             Identification No.)

  3040 West Salt Creek Lane, Arlington Heights, Illinois           60005
- ----------------------------------------------------------      ------------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (847) 590-7000
                                                  ------------------------------


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

  2,000,769 common shares as of April 24, 1996
- --------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                  As of March 31, 1996 and December 31, 1995

                                    Assets
                                    ------

                                                          March 31,         December 31,
                                                            1996                1995
                                                        ------------        ------------
Current Assets:
  Cash  and cash equivalents                            $    646,420         $ 3,530,157
  Certificate of deposit                                      50,000              50,000
  Accounts receivable:
    Trade, less allowance for doubtful accounts of
    $887,882 in 1996 and $838,203 in 1995                 10,884,247           9,547,035
    Other                                                     62,092               6,200
  Notes receivable                                            64,674              79,214
  Revenue earned on contracts in progress
    in excess of billings                                  3,393,667           2,889,027
  Current portion of deferred income taxes                   747,434             747,314
  Prepaid expenses and other assets                          353,639             309,954
- ----------------------------------------------------------------------------------------
        Total Current Assets                            $ 16,202,173         $17,158,901
- ----------------------------------------------------------------------------------------

Other Assets:
  Goodwill, net of accumulated amortization                  547,114             557,568
  Mail panel acquired, net of accumulated amortization        81,270             101,587
- ----------------------------------------------------------------------------------------
        Total Other Assets                              $    628,384         $   659,155
- ----------------------------------------------------------------------------------------

Property, at cost                                         26,969,457          26,083,047
  Less accumulated depreciation and amortization         (10,012,651)         (9,524,466)
- ----------------------------------------------------------------------------------------
        Net Property                                    $ 16,956,806         $16,558,581
- ----------------------------------------------------------------------------------------
        Total Assets                                    $ 33,787,363         $34,376,637
========================================================================================

                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                     As of March 31, 1996 and December 31, 1995


                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                                                          March 31,          December 31,
                                                                                            1996                 1995
                                                                                        ------------         -----------
Current Liabilities:
  Accrued expenses                                                                      $ 5,115,152          $ 5,515,608
  Billings in excess of revenues earned
    on contracts in progress                                                              2,843,927            3,328,937
  Accounts payable                                                                        1,178,956            1,253,922
  Income taxes                                                                              530,739              387,742
  Current portion of note payable for acquisition of MFCL                                   339,126              339,126
  Current portion of obligations under capital leases                                       223,693              225,903
  Current portion of long-term debt                                                         112,555              112,555
- ------------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                       $10,344,148          $11,163,793
- ------------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities:
  Long-term debt                                                                         10,392,500           10,419,628
  Obligations under capital leases, noncurrent portion                                      482,910              536,242
  Deferred income taxes                                                                     205,578              205,545
  Other long-term liabilities                                                                   ---                1,622
- ------------------------------------------------------------------------------------------------------------------------
        Total Long-Term Liabilities                                                     $11,080,988          $11,163,037
- ------------------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                               $21,425,136          $22,326,830
- ------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Preferred stock, no par value;
    500,000 shares authorized; none issued                                              $       ---          $       ---
  Common stock, $1 par value; 5,000,000 shares authorized;
    2,183,237 and 2,106,237 shares issued in 1996 and 1995, respectively                  2,183,237            2,106,237
  Capital in excess of par value                                                          2,637,387            2,328,137
  Cumulative foreign currency translation                                                   (64,165)             (69,144)
  Retained earnings                                                                       9,860,671            9,525,401
- ------------------------------------------------------------------------------------------------------------------------
                                                                                        $14,617,130          $13,890,631
- ------------------------------------------------------------------------------------------------------------------------
  Less 182,468 and 167,468 shares of treasury stock,
    at cost, in 1996 and 1995, respectively                                              (1,374,654)          (1,189,029)
  Less other transactions involving common stock                                           (880,249)            (651,795)
- ------------------------------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                                                      $12,362,227          $12,049,807
- ------------------------------------------------------------------------------------------------------------------------
        Total Liabilities and Stockholders' Equity                                      $33,787,363          $34,376,637
========================================================================================================================

                              Market Facts, Inc. and Subsidiaries
                         Condensed Consolidated Statements of Earnings
                      For The Three Months Ended March 31, 1996 and 1995


                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                             1996             1995
                                                                          -----------      -----------
Revenue                                                                   $18,658,743      $15,333,400
- ------------------------------------------------------------------------------------------------------
Direct Costs:
  Payroll                                                                 $ 3,884,583      $ 3,402,759
  Other expenses                                                            6,817,951        5,347,866
- ------------------------------------------------------------------------------------------------------
    Total                                                                 $10,702,534      $ 8,750,625
- ------------------------------------------------------------------------------------------------------
    Gross Margin                                                          $ 7,956,209      $ 6,582,775
- ------------------------------------------------------------------------------------------------------
Operating Expenses:
  Selling                                                                 $   624,137      $   588,749
  General and administrative                                                5,963,264        4,821,450
  Contributions to profit sharing and employee stock ownership plans          213,753          114,038
- ------------------------------------------------------------------------------------------------------
    Total                                                                 $ 6,801,154      $ 5,524,237
- ------------------------------------------------------------------------------------------------------
    Income from operations                                                $ 1,155,055      $ 1,058,538
- ------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest expense                                                        $  (273,368)     $  (285,757)
  Interest income                                                              34,507           12,442
  Other income, net                                                            47,819           22,911
- ------------------------------------------------------------------------------------------------------
    Total                                                                 $  (191,042)     $  (250,404)
- ------------------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                                  $   964,013      $   808,134
Provision For Income Taxes                                                    436,066          390,820
- ------------------------------------------------------------------------------------------------------
Net Income                                                                $   527,947      $   417,314
======================================================================================================
Earnings Per Share                                                        $       .27      $       .23
======================================================================================================
Common and Common Equivalent Shares                                         1,940,102        1,847,671
======================================================================================================
Cash Dividends Declared                                                   $       .10      $       .08
======================================================================================================

                      Market Facts, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
              For The Three Months Ended March 31, 1996 and 1995


                                                                                                Three Months Ended March 31,
                                                                                                ----------------------------
                                                                                                    1996            1995
                                                                                                ------------     -----------
Cash Flows From Operating Activities:
  Net income                                                                                     $   527,947     $   417,314
  Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization                                                                   611,961         576,271
     Vesting of restricted stock and demand notes receivable                                          16,546          13,858
     Net gain on disposal of property                                                                (30,297)         (8,262)
     Change in assets and liabilities:
        Accounts receivable                                                                       (1,391,172)        221,035
        Prepaid expenses and other assets                                                            (43,417)        171,458
        Revenues earned in excess of billings on contracts in progress                              (988,437)       (904,212)
        Accounts payable and accrued expenses                                                       (470,053)       (930,272)
        Income taxes                                                                                 143,122        (319,094)
- ----------------------------------------------------------------------------------------------------------------------------
           Net cash used in operating activities                                                 $(1,623,800)   $   (761,904)
- ----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Purchases of property                                                                             (984,286)       (419,627)
  Investment in notes receivable                                                                    (245,000)       (200,250)
  Proceeds from notes receivable                                                                      14,540          40,588
  Proceeds from the sale of property                                                                  30,297          15,517
- ----------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                                    $(1,184,449)   $   (563,772)
- ----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from exercise of stock options                                                        $   386,250    $    605,355
  Dividends paid                                                                                    (192,677)       (144,347)
  Purchases of treasury stock                                                                       (185,625)           ---
  Reduction in obligations under capital leases and long-term debt                                   (83,619)        (81,838)
  Proceeds from short-term borrowings                                                                    ---         600,000
  Repayment of short-term borrowings                                                                     ---        (200,000)
- ----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                                      $   (75,671)   $    779,170
- ----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                          $       183    $      1,363
- ----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                        $(2,883,737)   $   (545,143)
Cash and cash equivalents at beginning of period                                                   3,530,157         911,209
- ----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                       $   646,420    $    366,066
============================================================================================================================
Cash Paid During The Period For:
  Interest                                                                                       $   268,417    $    282,093
  Income taxes                                                                                   $   292,945    $    709,915
============================================================================================================================
Supplemental Schedule of Noncash Activity:
  Capital lease obligations incurred on lease of equipment                                       $       ---    $    105,297
============================================================================================================================

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
- ------------------------------

The accompanying unaudited condensed consolidated financial statements of Market Facts, Inc. and Subsidiaries (the Company) have been prepared in accordance with instructions to Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information regarding the Company's most recent completed fiscal years, refer to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
- -------------------------------

The ratio of current assets to current liabilities was 1.6 to 1 as of March 31, 1996 versus 1.5 to 1 as of December 31, 1995. The improvement in the ratio is primarily attributable to an increase in accounts receivable due to growth in business and a reduction in net billings in excess of revenues earned on contracts in progress due to less timely billings on contracts in progress.

Cash and cash equivalents decreased by $2,883,737 from December 31, 1995 to March 31, 1996. This is primarily the result of cash used by operating activities of $1,623,800 and purchases of property of $984,286, partially offset by proceeds from the exercise of stock options of $386,250.

The Company maintains established bank lines of credit totaling $7,650,000 which are renewed annually. The Company believes that cash flow from future operations, its ability to secure additional leases and borrowings available from its lines of credit will be adequate to fund both short-term and long-term investing and financing activities and growth for the foreseeable future.


Results of Operations
- ---------------------

Comparison of First Quarter 1996 to First Quarter 1995
- ------------------------------------------------------

During the first quarter of 1996, the Company had revenue of $18,658,743, an increase of 21.7% over the same period in 1995. The increase in revenue is attributable to significant expansion of major program services for existing as well as new clients.

Gross margin for the first quarter of 1996 was $7,956,209, an increase of 20.9% over the same period in 1995. The increase in gross margin is due to the growth in revenue. Gross margin as a percentage of revenue was 42.6% during the first quarter of 1996 compared to 42.9% for the same period in 1995.

Operating expenses for the first quarter of 1996 increased by $1,276,917, an increase of 23.1% compared to the same period in 1995. The increase is primarily attributable to growth in business, higher overhead payroll expense and a larger accrual for year end employee bonuses. Operating expenses as a percentage of revenue increased from 36.0% in 1995 to 36.5% in 1996.

Provision for income taxes for the first quarter of 1996 reflects an effective income tax rate of 45.2% versus 48.4% in 1995. The decrease in the effective rate is primarily due to lower state, local and foreign income taxes.

Net income for the first quarter of 1996 was $527,947 or 2.8% of revenue compared with $417,314 and 2.7% of revenue during the same period in 1995.

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



                                                     Market Facts, Inc.
                                        ---------------------------------------
                                                       (Registrant)



Date:   April 24, 1996                               Timothy J. Sullivan
- -------------------------               ---------------------------------------
                                                     Timothy J. Sullivan
                                        Vice President, Treasurer and Assistant
                                         Secretary
                                             (Principal Accounting Officer)



Date:   April 24, 1996                               Glenn W. Schmidt
- -------------------------               ---------------------------------------
                                                     Glenn W. Schmidt
                                          Executive Vice President, Assistant
                                          Secretary and Assistant Treasurer
                                            (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit Number  Description
- --------------  -----------
  (2)(1) Stock Purchase Agreement by and among Market Facts, Inc. and John C. Robertson and Roberta Robertson dated as of April 27, 1994.

  (3)(a)        Restated Certificate of Incorporation.

  (3)(b)        By-laws as Amended and Currently in Effect.

  (4)(a) Article Fourth of Restated Certificate of Incorporation is included in Exhibit (3)(a) above.

  (4)(b)(4)     The Stockholder Rights Plan.

  (10.1)(6)     Term Note dated February 23, 1995 between Market Facts, Inc. and
                Verne Churchill.

  (10.2)(6)     Term Note dated February 23, 1995 between Market Facts, Inc. and
                Lawrence Labash.

  (10.3)(6)     Term Note dated February 23, 1995 between Market Facts, Inc. and
                Thomas Payne.

  (10.4)(6)     Term Note dated February 23, 1995 between Market Facts, Inc. and
                Glenn Schmidt.

  (10.5)(6)     Term Note dated March 1, 1995 between Market Facts, Inc. and
                Stephen J. Weber.

  (10.6)(5)     Promissory Note dated April 1, 1994 between Market Facts, Inc.
                and Stephen J. Weber.

  (10.7)(1)     Employment Agreement by and among Market Facts of Canada, Ltd.,
                Market Facts, Inc. and John C. Robertson dated as of April 14,
                1994.

  (10.8) Master Promissory Note and Procedures Letter between Market Facts, Inc. and NBD Bank.

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

  (10.10)(2)    Unsecured Note and Procedures Letter between Market Facts, Inc.
                and Harris Trust and Savings Bank.

  (10.11)(2)    Employment Agreement with Verne B. Churchill.

  (10.12)(2)    Employment Agreement with Lawrence W. Labash.

  (10.13)(2)    Employment Agreement with Timothy Q. Rounds.

  (10.14)(2)    Employment Agreement with Glenn W. Schmidt.

  (10.15)(2)    Employment Agreement with Sanford M. Schwartz.

Exhibit Number  Description
- --------------  -----------

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

(10.17) Term Note dated March 29, 1996 between Market Facts, Inc. and Verne Churchill.

(10.18) Term Note dated March 29, 1996 between Market Facts, Inc. and Thomas Payne.

(10.19) Term Note dated March 29, 1996 between Market Facts, Inc. and Glenn Schmidt.

(10.20) Term Note dated March 29, 1996 between Market Facts, Inc. and Lawrence Labash.

(27)            Financial Data Schedule.

_____________

(1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994.

(2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1992.

(4) Incorporated by reference to Exhibit No. 4 of Registrant's Form 8-K dated August 7, 1989, commission file number 0-4781.

(5) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A-1 for the quarterly period ended June 30, 1994.

(6) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.