Form 10-Q
period 1996-06-30
MARKET FACTS INC
filed 1996-07-25
CIK 62465

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 1996
                                   ---------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

     Commission file number                 0-4781
                           -----------------------------------------------------


                              MARKET FACTS, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                          36-2061602
- -----------------------------------                      ---------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

  3040 West Salt Creek Lane, Arlington Heights, Illinois               60005
- --------------------------------------------------------------    --------------
        (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     (847) 590-7000
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

       1,730,927 common shares as of  July 18, 1996
- --------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                   As of June 30, 1996 and December 31, 1995

                                    Assets
                                    ------

                                                                         June 30,       December 31,
                                                                           1996             1995
                                                                       -------------    -------------
Current Assets:
  Cash  and cash equivalents                                         $   8,591,951    $   3,530,157
  Certificate of deposit                                                    50,000           50,000
  Accounts receivable:
     Trade, less allowance for doubtful accounts of
     $927,844 in 1996 and $838,203 in 1995                              13,422,502        9,547,035
      Other                                                                 68,509            6,200
  Notes receivable                                                          60,017           79,214
  Revenue earned on contracts in progress
     in excess of billings                                               3,462,159        2,889,027
  Current portion of deferred income taxes                                 747,331          747,314
  Prepaid expenses and other assets                                        325,681          309,954
- -----------------------------------------------------------------------------------------------------
             Total Current Assets                                    $  26,728,150    $  17,158,901
- -----------------------------------------------------------------------------------------------------

Other Assets:
   Deferred transaction costs                                            1,108,337           ---
   Goodwill, net of accumulated amortization                               536,659          557,568
   Mail panel acquired, net of accumulated amortization                     60,953          101,587
- -----------------------------------------------------------------------------------------------------
             Total Other Assets                                      $   1,705,949    $     659,155
- -----------------------------------------------------------------------------------------------------

Property, at cost                                                       27,639,211       26,083,047
   Less accumulated depreciation and amortization                      (10,591,724)      (9,524,466)
- -----------------------------------------------------------------------------------------------------
             Net Property                                            $  17,047,487    $  16,558,581
- -----------------------------------------------------------------------------------------------------
             Total Assets                                            $  45,481,586    $  34,376,637
=====================================================================================================

                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                   As of June 30, 1996 and December 31, 1995

                     Liabilities and Stockholders' Equity

                                                                         June 30,       December 31,
                                                                           1996             1995
                                                                       -------------    -------------
Current Liabilities:
 Accrued expenses                                                    $   6,275,326    $   5,517,230
 Billings in excess of revenues earned on contracts in progress          4,394,346        3,328,937
 Accounts payable                                                        1,735,105        1,253,922
 Income taxes                                                              266,416          387,742
 Note payable for acquisition of MFCL                                      339,126          339,126
 Current portion of obligations under capital leases                       222,768          225,903
 Current portion of long-term debt                                         112,555          112,555
- -----------------------------------------------------------------------------------------------------
             Total Current Liabilities                               $  13,345,642    $  11,165,415
- -----------------------------------------------------------------------------------------------------

Long-Term Liabilities:
 Long-term debt                                                         10,364,709       10,419,628
 Convertible note                                                        8,250,000           ---
 Obligations under capital leases, noncurrent portion                      428,669          536,242
 Deferred income taxes                                                     205,550          205,545
- -----------------------------------------------------------------------------------------------------
             Total Long-Term Liabilities                             $  19,248,928    $  11,161,415
- -----------------------------------------------------------------------------------------------------
             Total Liabilities                                       $  32,594,570    $  22,326,830
- -----------------------------------------------------------------------------------------------------

Stockholders' Equity:
 Preferred stock, series A, no par value;
  500,000 shares authorized; none issued                             $      ---       $      ---
 Preferred stock, series B, no par value;
  100 shares authorized and issued in 1996                                  ---              ---
 Common stock, $1 par value; 5,000,000 shares authorized;
  2,183,237 and 2,106,237 shares issued in 1996 and 1995, respectively   2,183,237        2,106,237
 Capital in excess of par value                                          2,637,487        2,328,137
 Cumulative foreign currency translation                                   (68,296)         (69,144)
 Retained earnings                                                      10,364,308        9,525,401
- -----------------------------------------------------------------------------------------------------
                                                                     $  15,116,736    $  13,890,631
- -----------------------------------------------------------------------------------------------------
 Less 182,468 and 167,468 shares of treasury stock,
  at cost, in 1996 and 1995, respectively                               (1,374,654)      (1,189,029)
 Less other transactions involving common stock                           (855,066)        (651,795)
- -----------------------------------------------------------------------------------------------------
             Total Stockholders' Equity                              $  12,887,016    $  12,049,807
- -----------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity              $  45,481,586    $  34,376,637
=====================================================================================================

                      Market Facts, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
               For The Three Months Ended June 30, 1996 and 1995

                                                 Three Months Ended June 30,
                                               ------------------------------
                                                    1996             1995
                                               -------------    -------------
Revenue                                        $  20,127,203    $  16,331,604
- --------------------------------------------------------------------------------
Direct Costs:
   Payroll                                     $   4,053,477    $   3,453,430
   Other expenses                                  7,795,418        5,546,116
- --------------------------------------------------------------------------------
      Total                                    $  11,848,895    $   8,999,546
- --------------------------------------------------------------------------------
      Gross Margin                             $   8,278,308    $   7,332,058
- --------------------------------------------------------------------------------
Operating Expenses:
   Selling                                     $     652,504    $     494,359
   General and administrative                      5,714,793        5,330,388
   Contributions to profit sharing and
     employee stock ownership plans                  362,182          312,350
- --------------------------------------------------------------------------------
      Total                                    $   6,729,479    $   6,137,097
- --------------------------------------------------------------------------------
      Income from operations                   $   1,548,829    $   1,194,961
- --------------------------------------------------------------------------------
Other Income (Expense):
   Interest expense                            $    (314,449)   $    (287,286)
   Interest income                                    50,016           11,047
   Other income, net                                   8,364           30,060
- --------------------------------------------------------------------------------
      Total                                    $    (256,069)   $    (246,179)
- --------------------------------------------------------------------------------
Income Before Provision For Income Taxes       $   1,292,760    $     948,782
Provision For Income Taxes                           589,046          434,436
- --------------------------------------------------------------------------------
Net Income                                     $     703,714    $     514,346
================================================================================
Earnings Per Share                             $         .35    $         .26
================================================================================
Common and Common Equivalent Shares                2,000,769        1,953,130
================================================================================
Cash Dividends Declared                        $         .10    $         .10
================================================================================

                           Market Facts, Inc. and Subsidiaries
                      Condensed Consolidated Statements of Earnings
                     For The Six Months Ended June 30, 1996 and 1995

                                                                         Six Months Ended June 30,
                                                                       ----------------------------
                                                                           1996             1995
                                                                       -----------      -----------
Revenue                                                                $38,785,946      $31,665,004
- ---------------------------------------------------------------------------------------------------
Direct Costs:
 Payroll                                                               $ 7,938,060      $ 6,856,189
 Other expenses                                                         14,613,369       10,893,982
- ---------------------------------------------------------------------------------------------------
   Total                                                               $22,551,429      $17,750,171
- ---------------------------------------------------------------------------------------------------
   Gross Margin                                                        $16,234,517      $13,914,833
- ---------------------------------------------------------------------------------------------------
Operating Expenses:
 Selling                                                               $ 1,276,641      $ 1,083,108
 General and administrative                                             11,678,057       10,151,838
 Contributions to profit sharing and employee stock ownership plans        575,935          426,388
- ---------------------------------------------------------------------------------------------------
   Total                                                               $13,530,633      $11,661,334
- ---------------------------------------------------------------------------------------------------
   Income from operations                                              $ 2,703,884      $ 2,253,499
- ---------------------------------------------------------------------------------------------------
Other Income (Expense):
 Interest expense                                                      $  (587,817)     $  (573,043)
 Interest income                                                            84,523           23,489
 Other income, net                                                          56,183           52,971
- ---------------------------------------------------------------------------------------------------
   Total                                                               $  (447,111)     $  (496,583)
- ---------------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                               $ 2,256,773      $ 1,756,916
Provision For Income Taxes                                               1,025,112          825,256
- ---------------------------------------------------------------------------------------------------
Net Income                                                             $ 1,231,661      $   931,660
===================================================================================================
Earnings Per Share                                                     $       .63      $       .49
===================================================================================================
Common and Common Equivalent Shares                                      1,970,436        1,902,720
===================================================================================================
Cash Dividends Declared                                                $       .20      $       .18
===================================================================================================

                      Market Facts, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                For The Six Months Ended June 30, 1996 and 1995

                                                                        Six Months Ended June 30,
                                                                       ----------------------------
                                                                           1996           1995
                                                                       -----------    -------------
Cash Flows From Operating Activities:
 Net income                                                            $ 1,231,661      $   931,660
 Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                          1,223,979        1,154,502
  Vesting of restricted stock and demand notes receivable                   27,716           27,716
  Net gain on disposal of property                                         (32,986)         (28,650)
  Change in assets and liabilities:
   Accounts receivable                                                  (3,937,230)        (367,177)
   Prepaid expenses and other assets                                       (15,618)         171,029
   Billings in excess of revenues earned on contracts in progress          492,787       (1,396,419)
   Accounts payable and accrued expenses                                   606,937           47,206
   Income taxes                                                           (121,355)        (448,391)
- ---------------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities                $  (524,109)     $    91,476
- ---------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
 Purchases of property                                                  (1,669,947)        (634,717)
 Investment in notes receivable                                           (246,200)        (219,444)
 Proceeds from the sale of property                                         36,917           45,157
 Proceeds from notes receivable                                             34,410           71,355
- ---------------------------------------------------------------------------------------------------
    Net cash used in investing activities                              $(1,844,820)     $  (737,649)
- ---------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
 Proceeds from sale of convertible note                                $ 8,250,000      $    ---
 Proceeds from short-term borrowings                                     1,100,000        1,500,000
 Repayment of short-term borrowings                                     (1,100,000)      (1,500,000)
 Payment of deferred transaction costs                                    (461,015)          ---
 Dividends paid                                                           (392,754)        (335,031)
 Proceeds from exercise of stock options                                   386,250          605,355
 Purchases of treasury stock                                              (185,625)          ---
 Reduction in obligations under capital leases and long-term debt         (165,739)        (160,996)
 Proceeds from issuance of preferred stock                                     100           ---
 Proceeds from sale of treasury stock                                       ---             124,080
- ---------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                          $ 7,431,217      $   233,408
- ---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                $      (494)     $    10,139
- ---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   $ 5,061,794      $  (402,626)
Cash and cash equivalents at beginning of period                         3,530,157          911,209
- ---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $ 8,591,951      $   508,583
===================================================================================================
Cash Paid During The Period For:
 Interest                                                              $   537,808      $   561,704
 Income taxes                                                          $ 1,146,467      $ 1,273,648
===================================================================================================
Supplemental Schedule of Noncash Activity:
 Capital lease obligations incurred on lease of equipment              $    ---         $   107,249
===================================================================================================

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

Note 2 - Adjustments and Reclassifications
- ------------------------------------------

The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

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

Note 5 - Tender Offer and Convertible Note
- ------------------------------------------

On June 11, 1996, the Company commenced its offering ("tender offer") to purchase up to 900,000 shares of its common stock from its stockholders at a cash price of $14.50 per share. The tender offer period expired on July 10, 1996.

The tender offer was made pursuant to an Investment Agreement ("Investment Agreement") dated June 6, 1996 among MFI Investors L.P., MFI Associates, Inc. and the Company, whereby MFI Investors L.P. purchased from the Company a 10-year, 7% convertible subordinated note ("Convertible Note") in the principal amount of $8,250,000. Immediately prior to the purchase of the shares in the tender offer, the Convertible Note automatically converts at a rate of $14.50 per share into a number of shares equal to the number of shares (up to 568,965) purchased in the tender offer. A new class of Series B preferred shares was also issued to MFI Investors, L.P., granting it the right to elect 3 of the 11 Company directors, subject to decrease as its ownership interest decreases.

As of June 30, 1996, the Company had incurred $1,108,337 in transaction costs relating to the tender offer and Investment Agreement. These costs have been capitalized and temporarily classified as a long-term asset. They will be reclassified to stockholders' equity upon the expected conversion of the Convertible Note and purchase of the tendered shares.

As of July 18, 1996, the Company purchased 838,807 shares pursuant to the tender offer at a cost of $12,162,701. The purchase was funded by the proceeds from the Convertible Note and bank financing. Immediately prior to the purchase of these shares, the Convertible Note converted into 568,965 shares of the Company's common stock.

The following is certain pro forma summary consolidated financial information of the Company based upon historical information as of June 30, 1996 and for the six month period then ended and for the year ended December 31, 1995, which has been adjusted to reflect: (i) the conversion of the Convertible Note into 568,965 shares at $14.50 per share; (ii) the purchase by the Company of 838,807 shares at $14.50 per share; (iii) the incurrence of indebtedness in the amount of $3,912,701 at an interest rate of 8.25% per annum for the purchase of shares in excess of 568,965; (iv) the reclassification of deferred transaction costs; and (v) the recognition of an annual management fee payable to MFI Associates, Inc. for financial advisory services. The balance sheet and income statement data give effect to these events as if they had occurred as of the date of the balance sheet and the beginning of the periods presented, respectively.

                                             Pro Forma Balance Sheet Information
                                             -----------------------------------
                                                        June 30, 1996
                                                        -------------

Total Assets                                              $36,123,249
Total Indebtedness                                        $15,380,528
Stockholders' Equity                                      $ 7,865,978


                                     Pro Forma Statement of Earnings Information
                                     -------------------------------------------
                                       Six Months Ended    Twelve Months Ended
                                        June 30, 1996       December 31, 1995
                                       ----------------    -------------------
Revenue                                  $38,785,946           $64,608,724
Net Income                               $ 1,115,542           $ 1,988,338
Earnings Per Share                       $       .66           $      1.19
Common and Common Equivalent Shares        1,770,594             1,672,364


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
- -------------------------------

The ratio of current assets to current liabilities was 2.0 to 1 as of June 30, 1996 versus 1.5 to 1 as of December 31, 1995. The improvement in the ratio is primarily attributable to the proceeds from the sale of the Convertible Note and an increase in accounts receivable due to growth in business. As of July 18, 1996, the Company repurchased 838,807 shares in the tender offer, and pursuant to its terms, the Convertible Note automatically converted into 568,965 shares. See Note 5 to the Financial Statements.

Cash and cash equivalents increased by $5,061,794 from December 31, 1995 to June 30, 1996. This is primarily the result of the proceeds from the sale of the Convertible Note, partially offset by purchases of property and cash used in operating activities.

In June 1996, the Company signed a revolving and term credit facility ("Credit Facility") with a bank in the amount of $7,000,000. The Credit Facility bears interest at either the prime lending rate or a reserve adjusted LIBOR rate, plus between .75% and 1.5% per annum, and expires on June 30, 1998. The Credit Facility replaces a $4,000,000 existing line of credit. The Company maintains other established bank lines of credit totaling $3,650,000 which are renewed annually.

The Company believes that cash flow from the sale of the Convertible Note, future operations, its ability to secure additional leases and borrowings available from its Credit Facility and lines of credit will be adequate to fund both short-term and long-term investing and financing activities, including the tender offer, and growth for the foreseeable future.


Results of Operations
- ---------------------

Comparison of Second Quarter 1996 to Second Quarter 1995
- --------------------------------------------------------

During the second quarter of 1996, the Company had revenue of $20,127,203, an increase of 23.2% over the same period in 1995. The increase in revenue is attributable to significant expansion of major program services for existing as well as new clients.

Gross margin for the second quarter of 1996 was $8,278,308, an increase of 12.9% over the same period in 1995. The increase in gross margin is due to the growth in revenue. Gross margin as a percentage of revenue was 41.1% during the second quarter of 1996 compared to 44.9% for the same period in 1995. The decline in the gross margin percentage is primarily attributable to the fact that the Company has experienced growth in certain types of business which yield lower gross margin percentages but which require only a minimal increase in operating expenses.

Operating expenses for the second quarter of 1996 increased by $592,382, an increase of 9.7% compared to the same period in 1995. The increase is primarily attributable to growth in business and higher overhead payroll expense. Operating expenses as a percentage of revenue decreased from 37.6% in 1995 to 33.4% in 1996, primarily attributable to the fact that the Company has experienced growth in certain types of business which require only a minimal increase in operating expenses.

Provision for income taxes for the second quarter of 1996 reflects an effective income tax rate of 45.6% versus 45.8% in 1995.

Net income for the second quarter of 1996 was $703,714 or 3.5% of revenue compared with $514,346 and 3.1% of revenue during the same period in 1995.

Comparison of First Six Months of 1996 to First Six Months of 1995
- ------------------------------------------------------------------

During the first six months of 1996, the Company had revenue of $38,785,946, an increase of 22.5% over the same period in 1995. The increase in revenue is attributable to significant expansion of major program services for existing as well as new clients.

Gross margin for the first six months of 1996 was $16,234,517, an increase of 16.7% over the same period in 1995. The increase in gross margin was due to the growth in revenue. Gross margin as a percentage of revenue was 41.9% during the first half of 1996 compared to 43.9% for the same period in 1995. The decline in the gross margin percentage is primarily attributable to the fact that the Company has experienced growth in certain types of business which yield lower gross margin percentages but which require only a minimal increase in operating expenses.

Operating expenses for the first six months of 1996 rose by $1,869,299, an increase of 16.0% compared to the same period in 1995. This increase is due primarily to growth in business and higher overhead payroll expense. Operating expenses as a percentage of revenue decreased from 36.8% in 1995 to 34.9% in 1996, primarily attributable to the fact that the Company has experienced growth in certain types of business which require only a minimal increase in operating expenses.

Provision for income taxes for the first half of 1996 reflects an effective income tax rate of 45.4% versus 47.0% in 1995.

Net income for the first six months of 1996 was $1,231,661 or 3.2% of revenue compared with $931,660 and 2.9% of revenue during the same period in 1995.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

(b) Pursuant to the terms of the Investment Agreement among the Company, MFI Investors L.P. and MFI Associates, Inc., MFI Investors L.P. was issued 100 shares of a new class of Series B preferred stock, no par value, granting it the right to elect 3 of the 11 Company directors, subject to decrease as its ownership interest decreases.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The Annual Stockholders' Meeting of the Company was held on April 24, 1996.

(c) At the Annual Stockholders' Meeting, the Stockholders voted to elect four directors of the Company in an uncontested election. Each nominee for director was elected by a vote of the Stockholders as follows:


                                                       Votes Against
                                       Votes For        Or Withheld
                                      -----------       ------------
     Lawrence W. Labash                1,673,853          10,946
     Thomas H. Payne                   1,673,853          10,946
     Sanford M. Schwartz               1,671,803          12,996
     Wesley S. Walton                  1,672,928          11,871

No other items were voted on at the Annual Stockholders' Meeting or otherwise during the quarter.

ITEM 5.  OTHER INFORMATION.

Wesley S. Walton resigned as a director of the Company effective May 28, 1996. On June 5 1996, John C. Robertson and Timothy Q. Rounds resigned as directors and two new members, Ned L. Sherwood and Henrik Falktoft, were elected by MFI Investors L.P. to the Company's board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     See Index to Exhibits immediately following the signature page.

(b)  Reports on Form 8-K.

     A report on Form 8-K dated June 5, 1996, commission file number 000-04781, was filed on July 12, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Market Facts, Inc.
                                       ------------------------------------
                                                   (Registrant)



Date: July 18, 1996                        /s/ Timothy J. Sullivan
      -------------                    ------------------------------------
                                               Timothy J. Sullivan
                                       Senior Vice President, Treasurer and
                                               Assistant Secretary
                                          (Principal Accounting Officer)



Date: July 18, 1996                          /s/ Glenn W. Schmidt
      -------------                    ------------------------------------
                                                 Glenn W. Schmidt
                                       Executive Vice President, Assistant
                                        Secretary and Assistant Treasurer
                                          (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit Number  Description
- --------------  -----------

  (3)(a)(7)     Restated Certificate of Incorporation.

  (3)(b)        By-laws as Amended and Currently in Effect.

  (4)(a)(7) Article Fourth of Restated Certificate of Incorporation is included in Exhibit (3)(a) above.

  (4)(b)(4)     Rights Agreement as Amended and Currently in Effect.

  (4)(c)(12) Certificate of Designation, Preferences and Rights of Series B Preferred Stock.

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

  (10.4)(6)     Term Note dated February 23, 1995 between Market Facts, Inc. and
                Glenn Schmidt.

  (10.5)(6)     Term Note dated March 1, 1995 between Market Facts, Inc. and
                Stephen J. Weber.

  (10.6)(5)     Promissory Note dated April 1, 1994 between Market Facts, Inc.
                and Stephen J. Weber.

  (10.7)(1)     Employment Agreement by and among Market Facts of Canada, Ltd.,
                Market Facts, Inc. and John C. Robertson dated as of April 14,
                1994.

  (10.8) Demand Note and London Interbank Offered Rate Borrowing Agreement dated April 24, 1996, between the Company and American National Bank and Trust Company of Chicago.

  (10.9)(3)     Mortgage and Security Agreement dated April 11, 1990 between
                American National Bank and Trust Company as Trustee under Trust
                No. 110201-04 and The Manufacturers Life Insurance Company together with Mortgage Note.

  (10.10)(8)    Credit Agreement dated June 7, 1996, between the Company and
                Harris Trust and Savings Bank.

  (10.11)(2)    Employment Agreement with Verne B. Churchill.

  (10.12)(2)    Employment Agreement with Lawrence W. Labash.

  (10.13)(2)    Employment Agreement with Timothy Q. Rounds.

  (10.14)(2)    Employment Agreement with Glenn W. Schmidt.

  (10.15)(2)    Employment Agreement with Sanford M. Schwartz.

     Exhibit Number      Description
     --------------      -----------

     (10.16)(2)          Indemnity Agreement with Jack R. Wentworth.
                         Substantially identical agreements were also entered into with the following individuals:

                         William W. Boyd              John C. Robertson
                         Verne B. Churchill           Timothy Q. Rounds
                         Lawrence W. Labash           Glenn W. Schmidt
                         Thomas H. Payne              Sanford M. Schwartz
                         Karen E. Predow-James        Wesley S. Walton

     (10.17)(7)          Term Note dated March 29, 1996 between Market Facts,
                         Inc. and Verne Churchill.

     (10.18)(7)          Term Note dated March 29, 1996 between Market Facts,
                         Inc. and Thomas Payne.

     (10.19)(7)          Term Note dated March 29, 1996 between Market Facts,
                         Inc. and Glenn Schmidt.

     (10.20)(7)          Term Note dated March 29, 1996 between Market Facts,
                         Inc. and Lawrence Labash.

     (10.21)(9)          Investment Agreement dated June 6, 1996 among the
                         Company, MFI Investors, L.P. and MFI Associates, Inc.

     (10.22)(10)         Financial Advisory Agreement dated June 6, 1996 between
                         the Company and MFI Investors, L.P.

     (10.23)(11)         Convertible Note dated June 6, 1996 in the principal
                         amount of $8,250,000 issued by the Company to MFI
                         Investors L.P.

     (27)                Financial Data Schedule.


- -----------------------

(1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994.

(2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1992.

(4) Incorporated by reference to Registrant's Form 8-A dated July 3, 1996, commission file number 000-04781.

(5) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A-1 for the quarterly period ended June 30, 1994.

(6) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.

(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(8) Incorporated by reference to Exhibit No. (b) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 005-20859.

(9) Incorporated by reference to Exhibit No. (c)(1) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 005-20859.

(10) Incorporated by reference to Exhibit No. (c)(2) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 005-20859.

(11) Incorporated by reference to Exhibit No. (c)(3) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 005-20859.

(12) Incorporated by reference to Exhibit No. 99(c)(4) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 005-20859.