Form 10-Q
period 1996-09-30
MARKET FACTS INC
filed 1996-10-31
CIK 62465

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended           September 30, 1996
                                    --------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                        to
                                    ----------------------    ------------------

     Commission file number                      0-4781
                           -------------------------------------------------



                              MARKET FACTS, INC.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                                   36-2061602
---------------------------------------------        -----------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization)                          Identification No.)


3040 West Salt Creek Lane, Arlington Heights, Illinois             60005
------------------------------------------------------         -------------
       (Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code       (847) 590-7000
                                                   --------------------------



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


                1,730,927 common shares as of October 15, 1996
--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.




                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                As of September 30, 1996 and December 31, 1995



                                    Assets
                                    ------

                                                                       September 30,          December 31,
                                                                           1996                  1995
                                                                       -------------          ------------
Current Assets:
   Cash and cash equivalents                                            $    596,086          $ 3,530,157
   Certificate of deposit                                                     50,000               50,000
   Accounts receivable:
      Trade, less allowance for doubtful accounts of
      $977,345 in 1996 and $838,203 in 1995                               10,596,391            9,547,035
      Other                                                                   35,951                6,200
   Notes receivable                                                           53,659               79,214
   Revenue earned on contracts in progress
      in excess of billings                                                3,798,553            2,889,027
   Current portion of deferred income taxes                                  747,370              747,314
   Prepaid expenses and other assets                                         278,037              309,954
---------------------------------------------------------------------------------------------------------
          Total Current Assets                                          $ 16,156,047          $17,158,901
---------------------------------------------------------------------------------------------------------

Other Assets:
   Goodwill, net of accumulated amortization                                 526,205              557,568
   Mail panel acquired, net of accumulated amortization                       40,635              101,587
---------------------------------------------------------------------------------------------------------
          Total Other Assets                                            $    566,840          $   659,155
---------------------------------------------------------------------------------------------------------

Property, at cost                                                         28,636,598           26,083,047
   Less accumulated depreciation and amortization                       $(11,186,829)          (9,524,466)
---------------------------------------------------------------------------------------------------------
         Net Property                                                   $ 17,449,769          $16,558,581
---------------------------------------------------------------------------------------------------------
         Total Assets                                                   $ 34,172,656          $34,376,637
=========================================================================================================

                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                As of September 30, 1996 and December 31, 1995


                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                                             September 30,      December 31,
                                                                                 1996               1995
                                                                             -------------      ------------
Current Liabilities:
  Accrued expenses                                                           $  7,507,753       $ 5,517,230
  Billings in excess of revenues earned on contracts in progress                3,530,476         3,328,937
  Short-term borrowings                                                         1,200,000                --
  Accounts payable                                                              1,092,310         1,253,922
  Income taxes                                                                    457,163           387,742
  Note payable for acquisition of MFCL                                            339,126           339,126
  Current portion of obligations under capital leases                             222,816           225,903
  Current portion of long-term debt                                               112,555           112,555
------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                           $ 14,462,199       $11,165,415
------------------------------------------------------------------------------------------------------------

Long-term Liabilities:
  Long-term debt                                                               10,336,239        10,419,628
  Obligations under capital leases, noncurrent portion                            490,200           536,242
  Deferred income taxes                                                           205,560           205,545
------------------------------------------------------------------------------------------------------------
         Total Long-Term Liabilities                                         $ 11,031,999       $11,161,415
------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                   $ 25,494,198       $22,326,830
------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Preferred stock, series A, no par value;
    500,000 shares authorized; none issued                                   $         --       $        --
  Preferred stock, series B, no par value;
    100 shares authorized and issued in 1996                                          100                --
  Common stock, $1 par value; 5,000,000 shares authorized;
    2,752,202 and 2,106,237 shares issued in 1996 and 1995, respectively        2,752,202         2,106,237
  Capital in excess of par value                                                9,497,571         2,328,137
  Cumulative foreign currency translation                                         (66,702)          (69,144)
  Retained earnings                                                            11,225,086         9,525,401
------------------------------------------------------------------------------------------------------------
                                                                             $ 23,408,257       $13,890,631
------------------------------------------------------------------------------------------------------------
  Less 1,021,275 and 167,468 shares of treasury stock,
    at cost, in 1996 and 1995, respectively                                   (13,891,966)       (1,189,029)
  Less other transactions involving common stock                                 (837,833)         (651,795)
------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                          $  8,678,458       $12,049,807
------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                          $ 34,172,656       $34,376,637
============================================================================================================

                      Market Facts, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
            For The Three Months Ended September 30, 1996 and 1995


                                                                                 Three Months Ended September 30,
                                                                                ---------------------------------
                                                                                    1996                 1995
                                                                                ------------         ------------
Revenue                                                                          $20,478,142          $15,880,200
-----------------------------------------------------------------------------------------------------------------
Direct Costs:
   Payroll                                                                       $ 3,975,104          $ 3,439,628
   Other expenses                                                                  7,624,769            5,462,041
-----------------------------------------------------------------------------------------------------------------
          Total                                                                  $11,599,873          $ 8,901,669
-----------------------------------------------------------------------------------------------------------------
          Gross Margin                                                           $ 8,878,269          $ 6,978,531
-----------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Selling                                                                       $   620,551          $   607,775
   General and administrative                                                      5,813,941            4,978,938
   Contributions to profit sharing and employee stock ownership plans                272,945              114,478
-----------------------------------------------------------------------------------------------------------------
          Total                                                                  $ 6,707,437          $ 5,701,191
-----------------------------------------------------------------------------------------------------------------
          Income from operations                                                 $ 2,170,832          $ 1,277,340
-----------------------------------------------------------------------------------------------------------------
Other Income (Expense):
   Interest expense                                                              $  (329,916)         $  (281,866)
   Interest income                                                                    20,268               22,370
   Other income, net                                                                  11,074               11,740
-----------------------------------------------------------------------------------------------------------------
          Total                                                                  $  (298,574)         $  (247,756)
-----------------------------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                                         $ 1,872,258          $ 1,029,584
Provision For Income Taxes                                                           838,387              481,038
-----------------------------------------------------------------------------------------------------------------
Net Income                                                                       $ 1,033,871          $   548,546
=================================================================================================================
Earnings Per Share                                                               $       .58          $       .28
==================================================================================================================
Common and Common Equivalent Shares                                                1,775,901            1,984,258
==================================================================================================================
Cash Dividends Declared                                                          $       .10          $       .10
==================================================================================================================

                      Market Facts, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
             For The Nine Months Ended September 30, 1996 and 1995


                                                                                 Nine Months Ended September 30,
                                                                                ---------------------------------
                                                                                    1996                 1995
                                                                                ------------         ------------
Revenue                                                                          $59,264,088          $47,545,204
-----------------------------------------------------------------------------------------------------------------
Direct Costs:
   Payroll                                                                       $11,913,164          $10,295,817
   Other expenses                                                                 22,238,138           16,356,023
-----------------------------------------------------------------------------------------------------------------
          Total                                                                  $34,151,302          $26,651,840
-----------------------------------------------------------------------------------------------------------------
          Gross Margin                                                           $25,112,786          $20,893,364
-----------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Selling                                                                       $ 1,897,192          $ 1,690,883
   General and administrative                                                     17,491,998           15,130,776
   Contributions to profit sharing and employee stock ownership plans                848,880              540,866
-----------------------------------------------------------------------------------------------------------------
          Total                                                                  $20,238,070          $17,362,525
-----------------------------------------------------------------------------------------------------------------
          Income from operations                                                 $ 4,874,716          $ 3,530,839
-----------------------------------------------------------------------------------------------------------------
Other Income (Expense):
   Interest expense                                                              $  (917,733)         $  (854,909)
   Interest income                                                                   104,791               45,859
   Other income, net                                                                  67,257               64,711
-----------------------------------------------------------------------------------------------------------------
          Total                                                                  $  (745,685)         $  (744,339)
-----------------------------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                                         $ 4,129,031          $ 2,786,500
Provision For Income Taxes                                                         1,863,499            1,306,294
-----------------------------------------------------------------------------------------------------------------
Net Income                                                                       $ 2,265,532          $ 1,480,206
=================================================================================================================
Earnings Per Share                                                               $      1.19          $       .77
=================================================================================================================
Common and Common Equivalent Shares                                                1,905,591            1,929,073
=================================================================================================================
Cash Dividends Declared                                                          $       .30          $       .28
=================================================================================================================




                      MARKET FACTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 Nine months Ended September 30,
                                                 -------------------------------
                                                       1996             1995
                                                 --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    2,265,532   $   1,480,206
  Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
     Depreciation and amortization                    1,838,623       1,683,605
     Vesting of restricted stock and demand
     notes receivable                                    41,576          41,574
     Net gain on disposal of property                   (33,686)        (28,650)
     Change in assets and liabilities:
        Accounts receivable                          (1,078,585)        165,344
        Prepaid expenses and other assets                32,155         216,724
        Billings in excess of revenues earned
        on contracts in progress                       (706,400)     (2,249,499)
        Accounts payable and accrued expenses         1,853,118         893,450
        Income taxes                                     69,655        (487,429)
--------------------------------------------------------------------------------
           Net cash provided by operating
           activities                            $    4,281,988   $   1,715,325
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property                          $   (2,664,769)  $  (1,173,303)
  Investment in notes receivable                       (246,200)       (219,445)
  Proceeds from the sale of property                     37,617          45,157
  Proceeds from notes receivable                         44,141          99,849
--------------------------------------------------------------------------------
           Net cash used in investing activities $   (2,829,211)  $  (1,247,742)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock                    $  (12,348,327)  $        ---
  Proceeds from sale of convertible note              8,250,000            ---
  Proceeds from short-term borrowings                 7,100,000       2,000,000
  Repayment of short-term borrowings                 (5,900,000)     (2,000,000)
  Payment of transaction costs                       (1,175,461)           ---
  Dividends paid                                       (565,847)       (527,908)
  Proceeds from exercise of stock options               386,250         652,855
  Reduction in obligations under capital leases
  and long-term debt                                   (133,250)       (241,424)
  Proceeds from issuance of preferred stock                 100            ---
  Proceeds from sale of treasury stock                     ---          139,857
--------------------------------------------------------------------------------
           Net cash provided by (used in)
           financing activities                  $   (4,386,535)  $      23,380
--------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH          $         (313)  $      23,810
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                      $   (2,934,071)  $     514,773
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD $    3,530,157   $     911,209
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $      596,086   $   1,425,982
================================================================================
CASH PAID DURING THE PERIOD FOR:
  Interest                                       $      896,232   $     837,081
  Income taxes                                   $    1,779,112   $   1,793,723
================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:
  Conversion of convertible note into common
  stock                                          $    8,250,000   $        ---
  Capital lease obligations incurred on lease
  of equipment                                   $      109,209   $     208,465
================================================================================

Notes to Financial Statements


Note 1 - Basis of Presentation
------------------------------
The accompanying unaudited condensed consolidated financial statements of Market Facts, Inc. and Subsidiaries ("Company") have been prepared in accordance with instructions to Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information regarding the Company's most recent completed fiscal years, refer to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2 - Adjustments and Reclassifications
------------------------------------------
The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

Note 3 - Foreign Currency Translation
-------------------------------------
Assets and liabilities of Market Facts of Canada, Ltd. ("MFCL"), the Company's only foreign subsidiary, have been translated using the exchange rate in effect at the balance sheet date. MFCL's results of operations are translated using the average exchange rate prevailing throughout the period. Resulting translation gains and losses are reported as a component of stockholders' equity.

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

Note 5 - Tender Offer and Convertible Note
------------------------------------------

On June 11, 1996, the Company commenced its offering ("tender offer") to purchase up to 900,000 shares of its common stock from its stockholders at a cash price of $14.50 per share. The tender offer period expired on July 10, 1996.

The tender offer was made pursuant to an Investment Agreement dated June 6, 1996 among MFI Investors L.P., MFI Associates, Inc. and the Company ("Investment Agreement"), whereby MFI Investors L.P. purchased from the Company a ten-year, 7% convertible subordinated note in the principal amount of $8,250,000 ("Convertible Note"). Immediately prior to the purchase of the shares in the tender offer, the Convertible Note automatically converted at a rate of $14.50 per share into a number of shares equal to the number of shares (up to 568,965) purchased in the tender offer. A new class of Series B preferred shares was also issued to MFI Investors L.P., granting it the right to elect 3 of the 11 Company directors, subject to decrease as its ownership interest decreases.

As of July 18, 1996, the Company purchased 838,807 shares pursuant to the tender offer at a cost of $12,162,701. The purchase was funded by the proceeds from the Convertible Note and bank financing. Immediately prior to the purchase of these shares, the Convertible Note converted into 568,965 shares of the Company's common stock.

The Company incurred $1,175,461 in transaction costs relating to the tender offer and Investment Agreement.

Note 6 - Stock Plan
-------------------

On September 27, 1996, the Company established the 1996 Stock Plan whereby the Company may issue to select officers, directors and key employees any or all of the following: incentive stock options within the meaning of Section 442 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights and restricted stock. The Company has reserved 250,000 shares for the 1996 Stock Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------

The ratio of current assets to current liabilities was 1.1 to 1 as of September 30, 1996 versus 1.5 to 1 as of December 31, 1995. The decrease in the ratio is primarily attributable to the repurchase of 838,807 shares of common stock in the tender offer, as described in Note 5 to the financial statements. The ratio was also affected by an increase in accrued expenses, partially offset by an increase in accounts receivable, both due to growth in business.

Cash and cash equivalents decreased by $2,934,071 from December 31, 1995 to September 30, 1996. This is primarily attributable to the repurchase of 838,807 shares of common stock in the tender offer, purchases of property and payment of transaction costs, partially offset by proceeds from the sale of the Convertible Note and short-term borrowings.

In June 1996, the Company established a revolving and term credit facility ("Credit Facility") with a bank in the amount of $7,000,000. No amounts were outstanding under this agreement as of September 30, 1996. The Credit Facility bears interest at either the lender's prime lending rate or a reserve adjusted LIBOR rate, plus between .75% and 1.5% per annum, and expires on June 30, 1998. At any time prior to June 30, 1998, the Company has a one-time right to convert up to $4,800,000 of revolving debt into a five-year term loan. The Credit Facility replaced a $4,000,000 existing line of credit. The Company maintains other established bank lines of credit totaling $3,650,000 which are renewed annually.

The Company believes that cash flow from future operations, its ability to secure additional leases and borrowings available from its Credit Facility and lines of credit will be adequate to fund both short-term and long-term investing and financing activities and growth for the foreseeable future.


Results of Operations
---------------------

Comparison of Third Quarter 1996 to Third Quarter 1995
------------------------------------------------------

During the third quarter of 1996, the Company had revenue of $20,478,142, an increase of 29.0% over the same period in 1995. The increase in revenue is attributable to significant expansion of major program services for existing as well as new clients.

Gross margin for the third quarter of 1996 was $8,878,269, an increase of 27.2% over the same period in 1995. The increase in gross margin is due to the growth in revenue. Gross margin as a percentage of revenue was 43.4% during the third quarter of 1996 compared to 43.9% for the same period in 1995.

Operating expenses for the third quarter of 1996 increased by $1,006,246, an increase of 17.6% compared to the same period in 1995. The increase is primarily attributable to growth in business, higher overhead payroll expense and an increase in contributions to profit sharing and employee stock ownership plans. Operating expenses as a percentage of revenue decreased from 35.9% in 1995 to 32.8% in 1996, primarily attributable to the fact that the Company has experienced growth in certain types of business which require only a minimal increase in operating expenses.

Provision for income taxes for the third quarter of 1996 reflects an effective income tax rate of 44.8% versus 46.7% in 1995.

Net income for the third quarter of 1996 was $1,033,871 or 5.0% of revenue compared with $548,546 and 3.5% of revenue during the same period in 1995.

Comparison of First Nine Months of 1996 to First Nine Months of 1995
--------------------------------------------------------------------

During the first nine months of 1996, the Company had revenue of $59,264,088, an increase of 24.6% over the same period in 1995. The increase in revenue is attributable to significant expansion of major program services for existing as well as new clients.

Gross margin for the first nine months of 1996 was $25,112,786, an increase of 20.2% over the same period in 1995. The increase in gross margin is due to the growth in revenue. Gross margin as a percentage of revenue was 42.4% during the first nine months of 1996 compared to 43.9% for the same period in 1995. The decline in the gross margin percentage is primarily attributable to the fact that the Company has experienced growth in certain types of business which yield lower gross margin percentages but which require only a minimal increase in operating expenses.

Operating expenses for the first nine months of 1996 rose by $2,875,545, an increase of 16.6% compared to the same period in 1995. This increase is due primarily to growth in business, higher overhead payroll expense and an increase in contributions to profit sharing and employee stock ownership plans. Operating expenses as a percentage of revenue decreased from 36.5% in 1995 to 34.1% in 1996, primarily attributable to the fact that the Company has experienced growth in certain types of business which require only a minimal increase in operating expenses.

Provision for income taxes for the first nine months of 1996 reflects an effective income tax rate of 45.1% versus 46.9% in 1995.

Net income for the first nine months of 1996 was $2,265,532 or 3.8% of revenue compared with $1,480,206 and 3.1% of revenue during the same period in 1995.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     See Index to Exhibits immediately following the signature page.

(b)  Reports on Form 8-K.

     A report on Form 8-K dated June 5, 1996, commission file number 0-04781, was filed on July 12, 1996, reporting under Item 5 thereof and amendment to the Company's Rights Agreement dated as of July 26, 1989.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Market Facts, Inc.
                                            ------------------------------------
                                                     (Registrant)


Date:       October 22, 1996                       Timothy J. Sullivan
     ----------------------------           ------------------------------------
                                                   Timothy J. Sullivan
                                            Senior Vice President, Treasurer
                                                  and Assistant Secretary
                                               (Principal Accounting Officer)


Date:       October 22, 1996                       Glenn W. Schmidt
     ----------------------------           ------------------------------------
                                                   Glenn W. Schmidt
                                            Executive Vice President, Assistant
                                             Secretary and Assistant Treasurer
                                               (Principal Financial Officer)


                               INDEX TO EXHIBITS

Exhibit Number     Description
--------------     -----------
    (3)(a)         Restated Certificate of Incorporation. (7)

    (3)(b)         By-laws as Amended and Currently in Effect. (13)

    (4)(a) Article Fourth of Restated Certificate of Incorporation is included in Exhibit (3)(a) above. (7)

    (4)(b)         Rights Agreement as Amended and Currently in Effect. (4)

    (4)(c)         Certificate of Designation, Preferences and Rights of Series
                   B Preferred Stock. (12)

    (10.1)         Term Note dated February 23, 1995 between Market Facts, Inc.
                   and Verne Churchill. (6)

    (10.2)         Term Note dated February 23, 1995 between Market Facts, Inc.
                   and Lawrence Labash. (6)

    (10.3)         Term Note dated February 23, 1995 between Market Facts, Inc.
                   and Thomas Payne. (6)

    (10.4)         Term Note dated February 23, 1995 between Market Facts, Inc.
                   and Glenn Schmidt. (6)

    (10.5)         Term Note dated March 1, 1995 between Market Facts, Inc. and
                   Stephen J. Weber. (6)

    (10.6)         Promissory Note dated April 1, 1994 between Market Facts,
                   Inc. and Stephen J. Weber. (5)

    (10.7)         Employment Agreement by and among Market Facts of Canada,
                   Ltd., Market Facts, Inc. and John C. Robertson dated as of
                   April 14, 1994. (1)

    (10.8)         Demand Note and London Interbank Offered Rate Borrowing
                   Agreement dated April 24, 1996, between the Company and
                   American National Bank and Trust Company of Chicago. (13)

    (10.9)         Mortgage and Security Agreement dated April 11, 1990 between
                   American National Bank and Trust Company as Trustee under
                   Trust No. 110201-04 and The Manufacturers Life Insurance
                   Company together with Mortgage Note. (3)

    (10.10)        Credit Agreement dated June 7, 1996, between the Company and
                   Harris Trust and Savings Bank. (8)

    (10.11)        Employment Agreement with Verne B. Churchill. (2)

    (10.12)        Employment Agreement with Lawrence W. Labash. (2)

    (10.13)        Employment Agreement with Timothy Q. Rounds. (2)

    (10.14)        Employment Agreement with Glenn W. Schmidt. (2)

    (10.15)        Employment Agreement with Sanford M. Schwartz. (2)


Exhibit Number     Description
--------------     ----------
    (10.16)        Indemnity Agreement with Jack R. Wentworth. (2)
                   Substantially identical agreements were also entered into
                   with the following individuals:

                   William W. Boyd           John C. Robertson
                   Verne B. Churchill        Timothy Q. Rounds
                   Lawrence W. Labash        Glenn W. Schmidt
                   Thomas H. Payne           Sanford M. Schwartz
                   Karen E. Predow-James     Wesley S. Walton

    (10.17)        Term Note dated March 29, 1996 between Market Facts, Inc. and
                   Verne Churchill. (7)

    (10.18)        Term Note dated March 29, 1996 between Market Facts, Inc. and
                   Thomas Payne. (7)

    (10.19)        Term Note dated March 29, 1996 between Market Facts, Inc. and
                   Glenn Schmidt. (7)

    (10.20)        Term Note dated March 29, 1996 between Market Facts, Inc. and
                   Lawrence Labash. (7)

    (10.21)        Investment Agreement dated June 6, 1996 among the Company,
                   MFI Investors L.P. and MFI Associates, Inc. (9)

    (10.22)        Financial Advisory Agreement dated June 6, 1996 between the
                   Company and MFI Investors L.P. (10)

    (10.23)        Convertible Note dated June 6, 1996 in the principal amount of $8,250,000 issued by the Company to MFI Investors L.P.
                   (11)

    (10.24)        Market Facts, Inc. 1996 Stock Plan.

    (27)           Financial Data Schedule.

-------------------
(1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994.

(2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1992.

(4) Incorporated by reference to Registrant's Form 8-A dated July 3, 1996, commission file number 0-04781.

(5) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A-1 for the quarterly period ended June 30, 1994.

(6) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.

(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(8) Incorporated by reference to Exhibit No. (b) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.

(9) Incorporated by reference to Exhibit No. (c)(1) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.

(10) Incorporated by reference to Exhibit No. (c)(2) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.

(11) Incorporated by reference to Exhibit No. (c)(3) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.

(12) Incorporated by reference to Exhibit No. 99(c)(4) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.

(13) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.