Form 10-K
period 1996-12-31
MARKET FACTS INC
filed 1997-03-25
CIK 62465

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended  December 31, 1996
                                  ---------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from----------------------------to------------

       Commission file number   0-4781
                             --------------------------------------------------

                              MARKET FACTS, INC.
-------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)


                           Delaware                                                     36-2061602
---------------------------------------------------------------            -----------------------------------
  (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

  3040 West Salt Creek Lane, Arlington Heights, Illinois                                   60005
-------------------------------------------------------------                          --------------
     (Address of principal executive offices)                                            (Zip Code)

Registrant's telephone number, including area code             (847) 590-7000
                                                  ------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                               (Title of Class)

                        Common Stock, Par Value $1.00 Per Share
--------------------------------------------------------------------------------

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

AS OF MARCH 3, 1997, THERE WERE ISSUED AND OUTSTANDING 3,461,854 SHARES OF COMMON STOCK; THE AGGREGATE MARKET VALUE OF THE SHARES OF SUCH STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS $26,078,731 AS OF THE SAME DATE, ASSUMING SOLELY FOR PURPOSES OF THIS CALCULATION THAT ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ARE "AFFILIATES." THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

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

     1996 Annual Report to Stockholders -- Parts I, II and IV Hereof. Proxy
     ----------------------------------------------------------------------
     Statement for the Registrant's
     ------------------------------
     1997 Annual Meeting to be filed within 120 days after the end of the fiscal
     ---------------------------------------------------------------------------
     year -- Part III Hereof.
     -----------------------

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

Interviews are conducted through the mail using panels of consumers constructed by the Registrant. Currently, there are approximately 500,000 households throughout the continental United States and Canada that participate in the Registrant's proprietary Consumer Mail Panel (CMP) for mail interviews. CMP provides clients with many benefits, including (1) flexibility for conducting national, regional and specific market research studies, (2) research effectiveness by providing large samples at low cost, nationally balanced samples and confidentiality, and (3) economy through cooperative respondents, high response rates and low cost per interview.

The Registrant also gathers data through telephone interviews. In the United States, this data collection method operates under the name of National Telephone Center (NTC). The Registrant's telephone interviewing capabilities provide clients with cost efficient long distance calling services, high speed response and complete national coverage. The Registrant operates over 300 interviewing stations in approximately eight locations throughout Illinois and Canada, using an advanced computer assisted telephone interviewing system. Given the rapid growth in this business, the Registrant has increasingly utilized some outsourcing of this function. Samples include interviewing the general population as well as hard-to-reach individuals and can be drawn on a nationally representative basis or confined to a single market.

In-person interviews conducted by the Registrant are primarily performed by independent field interviewing organizations. This method includes personal interviews either in a central location, such as a shopping center, or on a house-to-house basis. The Registrant also operates a central location interviewing panel, CLIPs, which is a consumer guidance testing facility with computerized interviewing and state-of-the art kitchen.

The Registrant's information gathering capabilities include numerous omnibus products. Data Gage and MiniScreen are CMP's monthly mailing services that permits non-competing clients to share data collection costs while providing responses to specific questions from a nationally representative sample of households. TeleNation is a twice a week national telephone survey that offers clients the ability to collect consumer opinion, attitude and buying pattern data from a nationally representative sample at low cost, with short lead time and rapid turnaround of results. National ShowCase is a weekly mall omnibus survey conducted in the top 20 ADIs that provides clients with rapid turnaround of test results where consumer exposure to stimuli is required.

Research assignments performed by the Registrant include the data collection phase, and in most cases, the data processing requirements. The Registrant maintains three separate functions relating to data processing. They include coding, which reviews and assigns numerical codes to questionnaire responses; data entry, often utilizing imaging technology, which prepares the documents as input for tabulation; and tabulation, where final tabulated reports are processed.

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

While there will always be a need for gathering of raw data, the Registrant believes that one of the fastest growing areas within the market research industry today is data interpretation and analysis. In response, the Registrant has developed or licensed proprietary products and services which provide this capability for clients. BrandVision is a custom continuous tracking product which measures the effect of altering components in the advertising mix. In a BrandVision study, telephone interviews are conducted on a continuous schedule so that changes in consumers' thinking can be quickly spotted and appropriate adjustments made. The Conversion Model, which the Registrant has an exclusive license for in the United States and Canada and has sublicensed to a third party in the European Economic Community, is a product that examines the dimensions that lock consumers to their current product choice and thereby measures consumers' strength of commitment to a given brand and their susceptibility of conversion to another brand. MarkeTest 2000 is a sales forecasting system which combines consumer reactions with brand category data and marketing plans to estimate sales potential for new product concepts, particularly those in the early stages of the product development process. Compete is a PC-based multimedia concept database system which enables clients to query a database of their proprietary concept test results. BehaviorScope is a service which provides insights into consumer behaviors related to usage of products or services and competitors.


(1)   Clients

Clients are served on a confidential basis under agreements for individual projects which are negotiated on the basis of estimates prepared by the Registrant. Inasmuch as profits are determined by the difference between actual costs and the bid submitted to the client, the ability of the Registrant to make a profit is partially dependent on accurate estimates of the costs which will be involved in any project or program. Approximately 87% of the Registrant's business during the year ended December 31, 1996 was with clients for whom the Registrant had performed work during the previous year. In 1996, the top five clients accounted for approximately 26% of total revenues with one client, Procter & Gamble, accounting for 10% of revenues. Groupings of clients, which are located primarily in the United States and Canada, are not meaningful as the Registrant's services do not differ by client type.

(2)   Backlog

The Registrant recognizes revenue under the percentage of completion method of accounting. Revenues are recognized as services are performed. The Registrant had unrecognized revenue from contracts in process of approximately $21,855,000 and $19,497,000 for the years ended December 31, 1996 and 1995, respectively.


(3)   Competition

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


(4)   Service Marks

The Registrant believes that all registered service marks and propriety marks are important to its business. The marks Autoquest(R), BrandVision(R), Compete(R), Mail Monitor(R), National ShowCase(R) and TeleNation(R) are registered service marks in the United States. The marks BehaviorScope, Consumer Mail Panel, Data Gage, MarkeTest 2000, Market Facts, MiniScreen, National Telephone Center, OmniMax, PatientFacts and ProductQuest are propriety marks of the Registrant.

Market Facts Canada, Ltd. is the registered owner of the following trademarks in
Canada: CATI(R), ADPAC(R), ADPAC II(R), NATIONAL FLEXIBUS(R) and TeleNation(R).


(5)   Employees

The Registrant has approximately 575 salaried employees and employs part-time help as required. At December 31, 1996, there were approximately 725 part-time employees. The Registrant has never had a work stoppage and believes it has maintained good employee relations. None of the Registrant's employees are represented by a union. A substantial number of employees are skilled personnel trained in the various facets of market research.


ITEM  2.  DESCRIPTION OF PROPERTY

The headquarters of the Registrant are located at 3040 West Salt Creek Lane, Arlington Heights, Illinois in an office building of approximately 120,000 square feet owned by the Registrant. This location also houses the Registrant's computer facility, service departments, mail panel operations and largest sales office. The property is financed through a mortgage loan discussed in Note 5 of the Notes to Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders and is incorporated herein by reference. Other leased sales offices in the United States are located at 902 Broadway, New York, New York; 65 Madison Avenue, Morristown, New Jersey; 16133 Ventura Boulevard, Encino, California; 1650 Tysons Boulevard, McLean, Virginia; One Apple Hill, Natick, Massachusetts; and 201 East Fifth Street, Cincinnati, Ohio. The Registrant has three leased telephone interviewing facilities located at One Rotary Center, Evanston, Illinois; 4260 Westbrook Drive, Aurora, Illinois; and 1010 Lake Street, Oak Park, Illinois.

Canadian operations are headquartered at 77 Bloor Street West, Toronto, Ontario. This location primarily houses mail panel, telephone interviewing and sales operations. In addition, two smaller leased offices are located at 1200 McGill College, Montreal, Quebec and Royal City Centre, 610 - 6th Street, New Westminster, B.C.

     Rental expense for the Registrant's leased locations was approximately $1,334,000 in 1996. Some of the Registrant's leases provide for future increases in rental payments to reflect increases in the lessor's taxes, maintenance, and other operating expenses. The Registrant expects that additional investment in facilities will be necessary to support anticipated growth in business. The Registrant also leases some of its computer and office equipment and vehicles. Additional information regarding the Registrant's obligations under leases is contained in Note 9 of the Notes to Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders and is incorporated herein by reference.


     ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings pending to which the Registrant is a party or of which the property of the Registrant is the subject.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             EXECUTIVE OFFICERS OF THE REGISTRANT

                             Age of   Offices Held and Business
     Name of Officer         Officer  Experience for Last Five Years
     ---------------         -------  ------------------------------
     Verne B. Churchill        64     Chairman of the Board of Directors of the
                                      Company; prior thereto Chief Executive
                                      Officer of the Company.

     Thomas H. Payne           51     President and Chief Executive Officer of
                                      the Company since 1996; prior thereto
                                      President and Chief Operating Officer of
                                      the Company.

     Glenn W. Schmidt          54     Executive Vice President, Assistant
                                      Secretary and Assistant Treasurer of the
                                      Company.

     Sanford M. Schwartz       45     Executive Vice President of the Company
                                      and President of Market Facts--New York,
                                      Inc. since 1992; prior thereto President
                                      of Elrick & Lavidge, a market research
                                      firm in New York, New York.

     John C. Robertson         65     Chairman of the Board of Directors of
                                      Market Facts of Canada, Ltd. since 1995;
                                      prior thereto President of Market Facts
                                      of Canada, Ltd.

     Michael H. Freehill       54     Senior Vice President of the Company.

     Lawrence W. Labash        49     Senior Vice President of the Company.

     Lawrence R. Levin         42     Senior Vice President of the Company
                                      since 1993; prior thereto Vice President
                                      of the Company.

     Donald J. Morrison        38     Senior Vice President of the Company
                                      since 1995; prior thereto Vice President
                                      of the Company since 1993; prior thereto
                                      Marketing Vice President and General
                                      Manager for NFO Research, a market
                                      research firm in Greensboro, North
                                      Carolina.

     Timothy Q. Rounds         58     Senior Vice President of the Company.

     Timothy J. Sullivan       43     Senior Vice President of the Company since
                                      1996; prior thereto Vice President of the
                                      Company. Treasurer and Assistant Secretary
                                      of the Company.

     Stephen J. Weber          52     Senior Vice President of the Company.

     Officers are elected annually in April by the Board of Directors for a period of one year or until successors are duly elected and qualified. The executive officers listed above are as of March 3, 1997.

PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The following section of the Registrant's 1996 Annual Report to Stockholders is hereby incorporated by reference:

          Dividends and Market Price Statistics - page 1

This referenced section should be read in conjunction with the Consolidated Financial Statements and related Notes (herein incorporated by reference) on pages 7-17 of the 1996 Annual Report to Stockholders.


ITEM 6.   SELECTED FINANCIAL DATA

The following section of the Registrant's 1996 Annual Report to Stockholders is hereby incorporated by reference:

          Selected Financial Data - page 1

This referenced section should be read in conjunction with the Consolidated Financial Statements and related Notes (herein incorporated by reference) on pages 7-17 of the 1996 Annual Report to Stockholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section of the Registrant's 1996 Annual Report to Stockholders is hereby incorporated by reference:

          Management's Discussion and Analysis of Financial Condition and Results of Operations - pages 5-6

This referenced section should be read in conjunction with the Consolidated Financial Statements and related Notes (herein incorporated by reference) on pages 7-17 of the 1996 Annual Report to Stockholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are listed below:


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                     Page Number
                                                                     -----------

Consolidated Balance Sheets as of December 31, 1996 and 1995              *

For the years ended December 31, 1996, 1995 and 1994:

     Consolidated Statements of Earnings                                  *

     Consolidated Statements of Stockholders' Equity                      *

     Consolidated Statements of Cash Flows                                *

     Notes to Consolidated Financial Statements                           *

Independent Auditors' Report                                              *

* Incorporated by reference to the 1996 Annual Report to Stockholders, filed with the Commission pursuant to Rule 12b-23, portions of which are attached.

Independent Auditors' Report on Schedule                                  7

Schedule:


     II    Valuation and Qualifying Accounts for the years ended
            December 31, 1996, 1995 and 1994                              8


All other schedules are not submitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements and related Notes in the 1996 Annual Report to Stockholders.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------







To the Stockholders and Board of Directors of Market Facts, Inc.:

Under date of February 25, 1997, we reported on the consolidated balance sheets of Market Facts, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick LLP
Chicago, Illinois
February 25, 1997

                      MARKET FACTS, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                              Years Ended December 31,
                                             -----------------------------------
                                                   1996        1995        1994
                                                   ----        ----        ----
Allowance For Doubtful Accounts:
  Balance at beginning of year               $  838,203    $668,805    $563,500
  MFCL's balance at 4/30/94                           -           -      42,334
  Provision                                     197,602     197,515     101,666
  Write-offs of uncollectible accounts          (28,260)    (29,661)    (37,450)
  Cumulative foreign currency translation          (302)      1,544      (1,245)
                                             ----------    --------    --------
  Balance at end of year                     $1,007,243    $838,203    $668,805
                                             ==========    ========    ========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

None.


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information regarding the directors of the Registrant is included under the caption "Election of Directors" in the Registrant's proxy statement for the Registrant's 1997 Annual Meeting* and is incorporated herein by reference. Information regarding the executive officers of the Registrant is included under a separate caption at the end of Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's proxy statement for the Registrant's 1997 Annual Meeting* and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION


Information regarding the above is included under the captions "Remuneration of Named Executive Officers", "Stock Options" and "Employment Agreements" in the Registrant's proxy statement for the Registrant's 1997 Annual Meeting* and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Information regarding the above is included in the following sections of the Registrant's proxy statement for the Registrant's 1997 Annual Meeting*, which sections are hereby incorporated by reference:

          Voting Securities - page 2

          Election of Directors - pages 3 - 6


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Information regarding the above is included in the following sections of the Registrant's proxy statement for the Registrant's 1997 Annual Meeting*, which sections are hereby incorporated by reference:

          Remuneration of Named Executive Officers - pages 7 and 8

          Certain Transactions - pages 10 - 13

__________
* to be filed within 120 days after the end of the Registrant's fiscal year.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)  Financial Statements as indexed on page 6.
(a)      (2)  Financial Statement Schedule as indexed on page 6.

The consolidated balance sheets as of December 31, 1996 and 1995, and the consolidated statements of earnings, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994, together with the report of the independent auditors, and management's discussion and analysis of financial condition and results of operations are contained in the Registrant's 1996 Annual Report to Stockholders, portions of which are filed with this Form 10-K and are incorporated herein by reference.

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

MARKET FACTS, INC.
------------------
(Registrant)



By:    TIMOTHY J. SULLIVAN
   -----------------------
       Timothy J. Sullivan
       Senior Vice President, Treasurer and
       Assistant Secretary
       (Principal Financial and Accounting Officer)


Dated: March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


VERNE B. CHURCHILL
------------------                                      ------------------
Verne B. Churchill                                      William W. Boyd
Chairman of the Board                                   Director
and Director


THOMAS H. PAYNE
---------------                                         ------------------
Thomas H. Payne                                         Henrik Falktoft
President, Chief Executive Officer                      Director
and Director


GLENN W. SCHMIDT
----------------                                        ------------------
Glenn W. Schmidt                                        Karen E. Predow
Executive Vice President, Assistant Treasurer,          Director
Assistant Secretary and Director


TIMOTHY J. SULLIVAN
-------------------                                     ------------------
Timothy J. Sullivan                                     Ned L. Sherwood
Senior Vice President, Treasurer                        Director
and Assistant Secretary
(Principal Financial and Accounting Officer)

LAWRENCE W. LABASH
------------------                                      ------------------
Lawrence W. Labash                                      Jack R. Wentworth
Senior Vice President                                   Director
and Director


SANFORD M. SCHWARTZ
-------------------
Sanford M. Schwartz
Executive Vice President, President of
Market Facts - New York, Inc.
and Director






March 24, 1997

                               INDEX TO EXHIBITS


Exhibit Number          Description
--------------          -----------
    (3)(a)              Restated Certificate of Incorporation.(7)
    (3)(b)              By-laws as Amended and Currently in Effect.(13)
    (4)(a)              Article Fourth of Restated Certificate of Incorporation
                        is included in Exhibit (3)(a) above.(7)
    (4)(b)              Rights Agreement as Amended and Currently in Effect.(4)
    (4)(c)              Certificate of Designation, Preferences and Rights of
                        Series B Preferred Stock.(12)
    (10.1)              Term Note dated February 23, 1995 between Market Facts,
                        Inc. and Verne Churchill.(6)*
    (10.2)              Term Note dated February 23, 1995 between Market Facts,
                        Inc. and Lawrence Labash.(6)*
    (10.3)              Term Note dated February 23, 1995 between Market Facts,
                        Inc. and Thomas Payne.(6)*
    (10.4)              Term Note dated February 23, 1995 between Market Facts,
                        Inc. and Glenn Schmidt.(6)*
    (10.5)              Employment Agreement by and among Market Facts of
                        Canada, Ltd., Market Facts, Inc. and John C. Robertson dated as of April 14, 1994.(1)*
    (10.6)              Demand Note and London Interbank Offered Rate Borrowing
                        Agreement dated April 24, 1996, between the Company and American
                        National Bank and Trust Company of Chicago.(13)
    (10.7)              Mortgage and Security Agreement dated April 11, 1990
                        between American National Bank and Trust Company as Trustee under Trust No. 110201-04 and The Manufacturers Life Insurance
                        Company together with Mortgage Note.(3)
    (10.8)              Credit Agreement dated June 7, 1996, between the Company
                        and Harris Trust and Savings Bank.(8)
    (10.9)              Employment Agreement with Verne B. Churchill.(2)*
    (10.10)             Employment Agreement with Glenn W. Schmidt.(2)*
    (10.11)             Employment Agreement with Sanford M. Schwartz.(2)*
    (10.12)             Employment Agreement with Thomas H. Payne.*
    (10.13)             Employment Agreement with Michael H. Freehill.*
    (10.14)             Employment Agreement with Lawrence W. Labash.*
    (10.15)             Employment Agreement with Lawrence R. Levin.*
    (10.16)             Employment Agreement with Donald J. Morrison.*
    (10.17)             Employment Agreement with Timothy Q. Rounds.*
    (10.18)             Employment Agreement with Timothy J. Sullivan.*
    (10.19)             Employment Agreement with Steven J. Weber.*
    (10.20)             Indemnity Agreement with Jack R. Wentworth.(2)*
                        Substantially identical agreements were also entered into with the following individuals:
                        William W. Boyd           Karen E. Predow
                        Verne B. Churchill        Glenn W. Schmidt
                        Lawrence W. Labash        Sanford M. Schwartz
                        Thomas H. Payne
    (10.21)             Term Note dated March 29, 1996 between Market Facts,
                        Inc. and Verne Churchill.(7)*


Exhibit Number          Description
--------------          -----------
    (10.22)             Term Note dated March 29, 1996 between Market Facts,
                        Inc. and Thomas Payne.(7)*
    (10.23)             Term Note dated March 29, 1996 between Market Facts,
                        Inc. and Glenn Schmidt.(7)*
    (10.24)             Term Note dated March 29, 1996 between Market Facts,
                        Inc. and Lawrence Labash.(7)*
    (10.25)             Investment Agreement dated June 6, 1996 among the
                        Company, MFI Investors L.P. and MFI Associates, Inc.(9)
    (10.26)             Financial Advisory Agreement dated June 6, 1996 between
                        the Company and MFI Investors L.P(10)
    (10.27)             Convertible Note dated June 6, 1996 in the principal
                        amount of $8,250,000 issued by the Company to MFI Investors L.P.(11)
    (10.28)             Market Facts, Inc. 1996 Stock Plan.(14)*
    (13)                Portions of the 1996 Annual Report to Stockholders
                        incorporated herein by reference.
    (21)                Subsidiaries of the Registrant.
    (23)                Consent of KPMG Peat Marwick LLP.
    (27)                Financial Data Schedule.

__________________

(1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994.
(2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1992.
(4) Incorporated by reference to Registrant's Form 8-A dated July 3, 1996, commission file number 0-04781.
(5) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A-1 for the quarterly period ended June 30, 1994.
(6)  Incorporated by reference to Registrant's Quarterly Report on Form
     10-Q for the quarterly period ended March 31, 1995.
(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.
(8) Incorporated by reference to Exhibit No. (b) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.
(9)  Incorporated by reference to Exhibit No. (c)(1) of Registrant's
     Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.
(10) Incorporated by reference to Exhibit No. (c)(2) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.
(11) Incorporated by reference to Exhibit No. (c)(3) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.
(12) Incorporated by reference to Exhibit No. 99(c)(4) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.
(13) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
(14) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.