Form 10-Q
period 1997-03-31
MARKET FACTS INC
filed 1997-05-01
CIK 62465

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                March 31, 1997
                                    --------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------

     Commission file number                        0-4781
                            ----------------------------------------------------


                              MARKET FACTS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                              36-2061602
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


3040 West Salt Creek Lane, Arlington Heights, Illinois              60005
------------------------------------------------------       -------------------
       (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code        (847) 590-7000
                                                   -----------------------------


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

                 3,461,854 common shares as of  April 25, 1997
--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.


                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                  As of March 31, 1997 and December 31, 1996


                                    Assets
                                    ------

                                                      March 31,        December 31,
                                                         1997              1996
                                                     ------------      ------------
Current Assets:
  Cash  and cash equivalents                         $    840,017      $    129,428
  Certificate of deposit                                   50,000            50,000
  Accounts receivable:
    Trade, less allowance for doubtful
    accounts of $1,055,837 in 1997 and
    $1,007,243 in 1996                                 11,934,934        14,630,041
    Other                                                  83,445            94,846
  Notes receivable                                         40,203            48,037
  Revenue earned on contracts in progress
    in excess of billings                               3,932,440         3,886,057
  Deferred income taxes                                   978,968           979,298
  Prepaid expenses and other assets                       413,591           339,829
-----------------------------------------------------------------------------------
        Total Current Assets                         $ 18,273,598      $ 20,157,536
-----------------------------------------------------------------------------------

Property, at cost                                      28,849,540        28,258,554
  Less accumulated depreciation and amortization      (11,645,922)      (10,776,931)
-----------------------------------------------------------------------------------
        Net Property                                 $ 17,203,618      $ 17,481,623
-----------------------------------------------------------------------------------

Other Assets:
  Goodwill, net of accumulated amortization               505,296           515,750
  Other noncurrent assets                                 210,000           230,318
-----------------------------------------------------------------------------------
        Total Other Assets                           $    715,296      $    746,068
-----------------------------------------------------------------------------------

        Total Assets                                 $ 36,192,512      $ 38,385,227
===================================================================================

                     Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                 As of March 31, 1997 and December 31, 1996


                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                                         March 31,             December 31,
                                                                           1997                    1996
                                                                       ------------            ------------
Current Liabilities:
   Accrued expenses                                                    $  5,463,834            $  6,148,582
   Billings in excess of revenues earned
      on contracts in progress                                            4,647,145               4,569,609
   Accounts payable                                                       1,887,341               3,137,798
   Income taxes                                                             925,751                 884,686
   Short-term borrowings                                                    781,658               1,750,000
   Current portion of obligations under capital leases                      190,956                 198,698
   Current portion of long-term debt                                        123,972                 363,971
-----------------------------------------------------------------------------------------------------------
           Total Current Liabilities                                   $ 14,020,657            $ 17,053,344
-----------------------------------------------------------------------------------------------------------

Long-Term Liabilities:
   Long-term debt                                                        10,265,777              10,295,656
   Obligations under capital leases, noncurrent portion                     406,959                 447,332
   Deferred income taxes                                                     63,803                  63,685
-----------------------------------------------------------------------------------------------------------
           Total Long-Term Liabilities                                 $ 10,736,539            $ 10,806,673
-----------------------------------------------------------------------------------------------------------
           Total Liabilities                                           $ 24,757,196            $ 27,860,017
-----------------------------------------------------------------------------------------------------------

Stockholders' Equity:
   Preferred stock, no par value; 500,000 shares authorized;
       Series A - none issued; Series B - 100 shares issued            $        ---            $        ---
   Common stock, $1 par value; 5,000,000 shares authorized;
       4,483,129 shares issued                                            4,483,129               4,483,129
   Capital in excess of par value                                         9,497,671               9,497,671
   Cumulative foreign currency translation                                  (89,068)                (75,319)
   Retained earnings                                                     12,167,813              11,333,191
-----------------------------------------------------------------------------------------------------------
                                                                       $ 26,059,545            $ 25,238,672

   Less 1,021,275 shares of treasury common stock, at cost              (13,891,966)            (13,891,966)
   Less other transactions involving common stock                          (732,263)               (821,496)
-----------------------------------------------------------------------------------------------------------
           Total Stockholders' Equity                                  $ 11,435,316            $ 10,525,210
-----------------------------------------------------------------------------------------------------------
           Total Liabilities and Stockholders' Equity                  $ 36,192,512            $ 38,385,227
===========================================================================================================

                      Market Facts, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
              For The Three Months Ended March 31, 1997 and 1996


                                                                                   Three Months Ended March 31,
                                                                                 --------------------------------
                                                                                     1997                1996
                                                                                 -----------          -----------
Revenue                                                                          $21,581,422          $18,658,743
-----------------------------------------------------------------------------------------------------------------
Direct Costs:
   Payroll                                                                       $ 4,038,070          $ 3,884,583
   Other expenses                                                                  7,812,798            6,817,951
-----------------------------------------------------------------------------------------------------------------
          Total                                                                  $11,850,868          $10,702,534
-----------------------------------------------------------------------------------------------------------------
          Gross Margin                                                           $ 9,730,554          $ 7,956,209
-----------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Selling                                                                       $   736,487          $   624,137
   General and administrative                                                      7,039,525            5,963,264
   Contributions to profit sharing and employee stock ownership plans                257,046              213,753
-----------------------------------------------------------------------------------------------------------------
          Total                                                                  $ 8,033,058          $ 6,801,154
-----------------------------------------------------------------------------------------------------------------
          Income from Operations                                                 $ 1,697,496          $ 1,155,055
-----------------------------------------------------------------------------------------------------------------
Other Income (Expense):
   Interest expense                                                              $  (278,400)         $  (273,368)
   Interest income                                                                    22,449               34,507
   Other income, net                                                                  13,518               47,819
-----------------------------------------------------------------------------------------------------------------
          Total                                                                  $  (242,433)         $  (191,042)
-----------------------------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                                         $ 1,455,063          $   964,013
Provision For Income Taxes                                                           620,441              436,066
-----------------------------------------------------------------------------------------------------------------
Net Income                                                                       $   834,622          $   527,947
=================================================================================================================
Earnings Per Share                                                               $       .23          $       .14
=================================================================================================================
Common and Common Equivalent Shares                                                3,557,974            3,880,204
=================================================================================================================
Cash Dividends Declared                                                          $       ---          $       .05
=================================================================================================================

                      Market Facts, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
              For The Three Months Ended March 31, 1997 and 1996

                                                                                         Three Months Ended March 31,
                                                                                       ---------------------------------
                                                                                          1997                  1996
                                                                                       -----------           -----------
Cash Flows From Operating Activities:
   Net income                                                                          $   834,622           $   527,947
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
       Depreciation and amortization                                                       907,626               611,961
       Vesting of restricted stock and demand notes receivable                              13,858                16,546
       Net gain on disposal of property                                                        ---               (30,297)
       Change in assets and liabilities:
           Accounts receivable                                                           2,697,944            (1,391,172)
           Prepaid expenses and other assets                                               (74,962)              (43,417)
           Revenues earned in excess of billings on contracts in progress                   25,378              (988,437)
           Accounts payable and accrued expenses                                        (1,928,185)             (470,053)
           Income taxes                                                                     39,916               143,122
------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) operating activities              $ 2,516,197           $(1,623,800)
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
   Purchases of property                                                                  (609,189)             (984,286)
   Proceeds from notes receivable                                                           83,209                14,540
   Investment in notes receivable                                                              ---              (245,000)
   Proceeds from the sale of property                                                          ---                30,297
------------------------------------------------------------------------------------------------------------------------
                      Net cash used in investing activities                            $  (525,980)          $(1,184,449)
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
   Repayment of short-term borrowings                                                  $(3,791,162)          $       ---
   Proceeds from short-term borrowings                                                   2,826,369                   ---
   Reduction in obligations under capital leases and long-term debt                       (314,699)              (83,619)
   Proceeds from exercise of stock options                                                     ---               386,250
   Dividends paid                                                                              ---              (192,677)
   Purchases of treasury stock                                                                 ---              (185,625)
------------------------------------------------------------------------------------------------------------------------
                      Net cash used in financing activities                            $(1,279,492)          $   (75,671)
------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                $      (136)          $       183
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   $   710,589           $(2,883,737)
Cash and cash equivalents at beginning of period                                           129,428             3,530,157
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $   840,017           $   646,420
========================================================================================================================
Cash Paid During The Period For:
   Interest                                                                            $   278,424           $   268,417
   Income taxes                                                                        $   580,644           $   292,945
========================================================================================================================

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements of Market Facts, Inc. and Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information regarding the Company's most recent completed fiscal years, refer to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2 - Adjustments and Reclassifications
------------------------------------------

The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 1997, cash and cash equivalents increased by $710,589. The increase in cash is primarily attributable to cash provided by operations, partially offset by net repayments of short-term borrowings and purchases of property. The improvement in cash provided by operations is due to higher collections of accounts receivable balances attributable to increased revenues in the first quarter of 1997 and fourth quarter of 1996.

The Company's ratio of current assets to current liabilities was 1.3 to 1 at March 31, 1997 compared with 1.2 to 1 at December 31, 1996. The increase in the ratio was primarily attributable to a decrease in accounts payable, accrued expenses and short-term borrowings, partially offset by a decrease in accounts receivable.

The Company has available borrowings under an established bank credit facility and lines of credit totaling $10,650,000. Borrowings outstanding under these arrangements were $781,658 and $1,750,000 at March 31, 1997 and December 31, 1996, respectively.

At its October, 1996 meeting, the Board of Directors established a policy to omit future cash dividends. Because of the Company's current successful financial performance, the Board believes that the resources of the Company would be better utilized for other growth purposes.

The Company's principal sources of cash flow are provided by operating activities and bank borrowings. The Company believes that cash flow from operations, its ability to secure additional leases and borrowings available from its bank arrangements will be adequate to fund current operating and capital expenditure needs. It is the Company's intention to pursue acquisition opportunities as a means to grow and these acquisitions may require an amount of capital that exceeds that available from operations and existing bank arrangements. The Company expects that it may be necessary to raise additional capital from the sale of common stock or the securing of expanded bank borrowing capacity in order to finance future acquisition growth.

Results of Operations: Comparison of First Quarter 1997 to First Quarter 1996
-----------------------------------------------------------------------------

The Company had record first quarter revenue of $21,581,422 in 1997, an increase of 15.7% over the same period in 1996. The increase in revenue was due primarily to the expansion of services for existing clients and the addition of major research programs that did not exist in the prior year period.

Gross margin for the first quarter of 1997 was $9,730,554, an increase of 22.3% over the same period in 1996. The increase in gross margin was due to the growth in revenue. Gross margin as a percentage of revenue was 45.1% in 1997 compared to 42.6% in 1996. The improvement in the gross margin percentage was primarily attributable to a larger mix of business from clients which yield higher gross margin percentages.

Operating expenses for the first quarter of 1997 rose by $1,231,904, an increase of 18.1% compared to the same period in 1996. Operating expenses as a percentage of revenue increased from 36.5% in 1996 to 37.2% in 1997. These increases are primarily due to higher marketing staff expenses to support the growth in business and continued investments in new products and technologies.

The 1997 provision for income taxes reflected an effective tax rate of 42.6% versus 45.2% in 1996. The decrease in the effective tax rate was primarily due to tax planning strategies implemented by the Company during the fourth quarter of 1996.

Net income rose 58.1% to an all-time first quarter record of $834,622 or 3.9% of revenue compared with $527,947 and 2.8% of revenue during the same period in 1996. Earnings per share increased 64.3% to $.23 for the first quarter of 1997.

Forward-Looking Statements
--------------------------

Certain statements included in this Management's Discussion and Analysis section constitute "forward-looking statements" made in reliance upon the safe harbor contained in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include those relating to acquisition opportunities and the possibility of raising capital through the sale of common stock. The Company's ability to grow through acquisition will be dependent upon, among other things, the availability of suitable acquisition candidates and related financing on terms deemed reasonable by the Company and the Company's ability to successfully integrate future acquisitions into its existing business. Any sale of common stock is dependent upon the Company's future performance and market conditions beyond the Company's control. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements.

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



                                            Market Facts, Inc.
                                            ------------------
                                               (Registrant)



Date:  April 25, 1997                       Timothy J. Sullivan
       --------------                       -------------------
                                            Timothy J. Sullivan
                        Senior Vice President, Treasurer and Assistant Secretary
                              (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit Number      Description
--------------      -----------
    (3)(a)          Restated Certificate of Incorporation. (6)

    (3)(b)          By-laws as Amended and Currently in Effect. (12)

    (4)(a)          Article Fourth of Restated Certificate of Incorporation is included in Exhibit (3)(a) above. (6)

    (4)(b)          Rights Agreement as Amended and Currently in Effect. (4)

    (4)(c)          Certicate of Designation, Preferences and Rights of Series B Preferred Stock. (11)

    (10.1)          Term Note dated February 23, 1995 between Market Facts, Inc. and Verne Churchill. (5)

    (10.2)          Term Note dated February 23, 1995 between Market Facts, Inc. and Lawrence Labash. (5)

    (10.3)          Term Note dated February 23, 1995 between Market Facts, Inc. and Thomas Payne. (5)

    (10.4)          Term Note dated February 23, 1995 between Market Facts, Inc. and Glenn Schmidt. (5)

    (10.5)          Employment Agreement by and among Market Facts of Canada, Ltd., Market Facts, Inc. and
                    John C. Robertson dated as of April 14, 1994. (1)

    (10.6)          Demand Note and London Interbank Offered Rate Borrowing Agreement dated April 24, 1996, between the Company and American National Bank and Trust Company of Chicago. (12)

    (10.7)          Mortgage and Security Agreement dated April 11, 1990 between American National Bank and
                    Trust Company as Trustee under Trust No. 110201-04 and The Manufacturers Life Insurance
                    Company together with Mortgage Note. (3)

    (10.8)          Credit Agreement dated June 7, 1996, between the Company and Harris Trust and Savings
                    Bank. (7)

    (10.9)          Employment Agreement with Verne B. Churchill. (2)

    (10.10)         Employment Agreement with Glenn W. Schmidt. (2)

    (10.11)         Employment Agreement with Sanford M. Schwartz. (2)

    (10.12)         Employment Agreement with Thomas H. Payne.(14)

    (10.13)         Employment Agreement with Michael H. Freehill. (14)

    (10.14)         Employment Agreement with Lawrence W. Labash. (14)

    (10.15)         Employment Agreement with Lawrence R. Levin. (14)

    (10.16)         Employment Agreement with Donald J. Morrison. (14)

    (10.17)         Employment Agreement with Timothy Q. Rounds. (14)

    (10.18)         Employment Agreement with Timothy J. Sullivan. (14)

    (10.19)         Employment Agreement with Steven J. Weber. (14)

    (10.20)         Indemnity Agreement with Jack R. Wentworth. (2)
                    Substantially identical agreements were also entered into with the following individuals:
                    William W. Boyd                 Karen E. Predow
                    Verne B. Churchill              Glenn W. Schmidt
                    Lawrence W. Labash              Sanford M. Schwartz
                    Thomas H. Payne

    (10.21)         Term Note dated March 29, 1996 between Market Facts, Inc. and Verne Churchill. (6)

Exhibit Number      Description
--------------      -----------
   (10.22)          Term Note dated March 29, 1996 between Market Facts, Inc. and Thomas Payne. (6)

   (10.23)          Term Note dated March 29, 1996 between Market Facts, Inc. and Glenn Schmidt. (6)

   (10.24)          Term Note dated March 29, 1996 between Market Facts, Inc. and Lawrence Labash. (6)

   (10.25)          Investment Agreement dated June 6, 1996 among the Company, MFI Investors L.P. and MFI
                    Associates, Inc. (8)

   (10.26)          Financial Advisory Agreement dated June 6, 1996 between the Company and MFI Investors
                    L.P. (9)

   (10.27)          Convertible Note dated June 6, 1996 in the principal amount of $8,250,000 issued by the
                    Company to MFI Investors L.P. (10)

   (10.28)          Market Facts, Inc. 1996 Stock Plan. (13)

   (27)             Financial Data Schedule.

------------------

(1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994.

(2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1992.

(4) Incorporated by reference to Registrant's Form 8-A dated July 3, 1996, commission file number 0-04781.

(5) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.

(6) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(7) Incorporated by reference to Exhibit No. (b) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.

(8) Incorporated by reference to Exhibit No. (c)(1) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.

(9) Incorporated by reference to Exhibit No. (c)(2) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.

(10) Incorporated by reference to Exhibit No. (c)(3) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.

(11) Incorporated by reference to Exhibit No. 99(c)(4) of Registrant's
     Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.

(12) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(13) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

(14) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.