Form 10-Q
period 1997-06-30
MARKET FACTS INC
filed 1997-08-06
CIK 62465

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended            June 30, 1997
                                     ----------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    -----------------  -----------------

     Commission file number                     0-4781
                            --------------------------------------------


                              MARKET FACTS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     36-2061602
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3040 West Salt Creek Lane, Arlington Heights, Illinois              60005
------------------------------------------------------            ----------
     (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (847) 590-7000
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

                 6,923,708 common shares as of August 1, 1997
--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                   As of June 30, 1997 and December 31, 1996


                                                  Assets
                                                  ------
                                                                     June 30,          December 31,
                                                                       1997               1996
                                                                   ------------        ------------
Current Assets:
   Cash and cash equivalents                                     $      484,508      $      129,428
   Certificate of deposit                                                50,000              50,000
   Accounts receivable:
     Trade, less allowance for doubtful accounts of
     $1,105,261 in 1997 and $1,007,243 in 1996                       15,069,145          14,630,041
     Other                                                              156,935              94,846
   Notes receivable                                                     184,575              48,037
   Revenue earned on contracts in progress
     in excess of billings                                            4,449,587           3,886,057
   Deferred income taxes                                                979,052             979,298
   Prepaid expenses and other assets                                    392,003             339,829
---------------------------------------------------------------------------------------------------
       Total Current Assets                                      $   21,765,805      $   20,157,536
---------------------------------------------------------------------------------------------------

Property, at cost                                                    29,376,588          28,258,554
   Less accumulated depreciation and amortization                   (12,270,879)        (10,776,931)
---------------------------------------------------------------------------------------------------
       Net Property                                              $   17,105,709      $   17,481,623
---------------------------------------------------------------------------------------------------
Other Assets:
   Goodwill, net of accumulated amortization                            494,841             515,750
   Other noncurrent assets                                              210,000             230,318
---------------------------------------------------------------------------------------------------
       Total Other Assets                                        $      704,841      $      746,068
---------------------------------------------------------------------------------------------------

       Total Assets                                              $   39,576,355      $   38,385,227
===================================================================================================

                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                   As of June 30, 1997 and December 31, 1996

                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                                        June 30,      December 31,
                                                                          1997            1996
                                                                      ------------    ------------
Current Liabilities:
    Accrued expenses                                                  $  6,943,743    $  6,148,582
    Billings in excess of revenue earned on contracts in progress        5,668,411       4,569,609
    Accounts payable                                                     2,463,759       3,137,798
    Short-term borrowings                                                  830,338       1,750,000
    Current portion of obligations under capital leases                    190,269         198,698
    Income taxes                                                           140,291         884,686
    Current portion of long-term debt                                      123,972         363,971
--------------------------------------------------------------------------------------------------
        Total Current Liabilities                                     $ 16,360,783    $ 17,053,344
--------------------------------------------------------------------------------------------------

Long-Term Liabilities:
    Long-term debt                                                      10,235,167      10,295,656
    Obligations under capital leases, noncurrent portion                   381,079         447,332
    Deferred income taxes                                                   63,773          63,685
--------------------------------------------------------------------------------------------------
        Total Long-Term Liabilities                                   $ 10,680,019    $ 10,806,673
--------------------------------------------------------------------------------------------------
        Total Liabilities                                             $ 27,040,802    $ 27,860,017
--------------------------------------------------------------------------------------------------

Stockholders' Equity:
    Preferred stock, no par value; 500,000 shares authorized;
      Series A - none issued; Series B - 100 shares issued            $        ---    $        ---
    Common stock, $1 par value; 15,000,000 shares authorized;
      8,966,258 shares issued                                            8,966,258       8,966,258
    Capital in excess of par value                                       9,497,671       9,497,671
    Cumulative foreign currency translation                                (85,740)        (75,319)
    Retained earnings                                                    8,765,255       6,850,062
--------------------------------------------------------------------------------------------------
                                                                      $ 27,143,444    $ 25,238,672

    Less 2,042,550 shares of treasury common stock, at cost            (13,891,966)    (13,891,966)
    Less other transactions involving common stock                        (715,925)       (821,496)
--------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                                    $ 12,535,553    $ 10,525,210
--------------------------------------------------------------------------------------------------
        Total Liabilities and Stockholders' Equity                    $ 39,576,355    $ 38,385,227
==================================================================================================

                      Market Facts, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
               For The Three Months Ended June 30, 1997 and 1996


                                                                                             Three Months Ended June 30,
                                                                                   ----------------------------------------------
                                                                                        1997                            1996
                                                                                   --------------                  --------------
Revenue                                                                            $   25,253,225                  $   20,127,203
------------------------------------------------------------------------------------------------------------------------------------
Direct Costs:
        Payroll                                                                    $    4,581,962                  $    4,053,477
        Other expenses                                                                  9,503,515                       7,795,418
------------------------------------------------------------------------------------------------------------------------------------
                Total                                                              $   14,085,477                  $   11,848,895
------------------------------------------------------------------------------------------------------------------------------------
                Gross Margin                                                       $   11,167,748                  $    8,278,308
------------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
        Selling                                                                    $      848,144                  $      652,504
        General and administrative                                                      7,698,313                       5,714,793
        Contributions to profit sharing and employee stock ownership plans                508,423                         362,182
------------------------------------------------------------------------------------------------------------------------------------
                Total                                                              $    9,054,880                  $    6,729,479
------------------------------------------------------------------------------------------------------------------------------------
                Income from Operations                                             $    2,112,868                  $    1,548,829
------------------------------------------------------------------------------------------------------------------------------------
Other Income (Expense):
        Interest expense                                                           $     (264,461)                 $     (314,449)
        Interest income                                                                     9,796                          50,016
        Other income, net                                                                  33,393                           8,364
------------------------------------------------------------------------------------------------------------------------------------
                Total                                                              $     (221,272)                 $     (256,069)
------------------------------------------------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                                           $    1,891,596                  $    1,292,760
Provision For Income Taxes                                                                811,025                         589,046
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                         $    1,080,571                  $      703,714
====================================================================================================================================
Earnings Per Share                                                                 $          .15                  $          .09
====================================================================================================================================
Common and Common Equivalent Shares                                                     7,162,231                       8,003,076
====================================================================================================================================
Cash Dividends Declared                                                            $          ---                  $         .025
====================================================================================================================================

                      Market Facts, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                For The Six Months Ended June 30, 1997 and 1996

                                                                             Six Months Ended June 30,
                                                                       -----------------------------------
                                                                            1997                  1996
                                                                       -------------        --------------
Revenue                                                                $  46,834,647         $  38,785,946
----------------------------------------------------------------------------------------------------------
Direct Costs:
   Payroll                                                             $   8,620,032         $   7,938,060
   Other expenses                                                         17,316,313            14,613,369
----------------------------------------------------------------------------------------------------------
       Total                                                           $  25,936,345         $  22,551,429
----------------------------------------------------------------------------------------------------------
       Gross Margin                                                    $  20,898,302         $  16,234,517
----------------------------------------------------------------------------------------------------------
Operating Expenses:
   Selling                                                             $   1,584,631         $   1,276,641
   General and administrative                                             14,737,838            11,678,057
   Contributions to profit sharing and employee stock ownership plans        765,469               575,935
----------------------------------------------------------------------------------------------------------
       Total                                                           $  17,087,938         $  13,530,633
----------------------------------------------------------------------------------------------------------
       Income from Operations                                          $   3,810,364         $   2,703,884
----------------------------------------------------------------------------------------------------------
Other Income (Expense):
   Interest expense                                                    $    (542,861)        $    (587,817)
   Interest income                                                            32,245                84,523
   Other income, net                                                          46,911                56,183
----------------------------------------------------------------------------------------------------------
       Total                                                           $    (463,705)        $    (447,111)
----------------------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                               $   3,346,659         $   2,256,773
Provision For Income Taxes                                                 1,431,466             1,025,112
----------------------------------------------------------------------------------------------------------
Net Income                                                             $   1,915,193         $   1,231,661
==========================================================================================================
Earnings Per Share                                                     $         .27         $         .16
==========================================================================================================
Common and Common Equivalent Shares                                        7,138,188             7,881,744
==========================================================================================================
Cash Dividends Declared                                                $         ---         $         .05
==========================================================================================================

                      Market Facts, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1997 and 1996

                                                                                     Six Months Ended June 30,
                                                                                    ----------------------------
                                                                                        1997            1996
                                                                                    ------------    ------------
Cash Flows From Operating Activities:
   Net income                                                                       $ 1,915,193     $ 1,231,661
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                                   1,577,068       1,223,979
      Vesting of restricted stock and demand notes receivable                            27,717          27,716
      Net gain on disposal of property                                                   (9,805)        (32,986)
      Changes in assets and liabilities:
         Accounts receivable                                                           (509,002)     (3,937,230)
         Prepaid expenses and other assets                                              (53,142)        (15,618)
         Billings in excess of revenue earned on contracts in progress                  533,441         492,787
         Accounts payable and accrued expenses                                          133,037         606,937
         Income taxes                                                                  (745,032)       (121,355)
----------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities                     $ 2,869,475     $  (524,109)
----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
   Purchases of property                                                             (1,172,815)     (1,669,947)
   Investment in notes receivable                                                      (150,000)       (246,200)
   Proceeds from notes receivable                                                        91,316          34,410
   Proceeds from the sale of property                                                     9,805          36,917
----------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                   $(1,221,694)    $(1,844,820)
----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
   Repayment of short-term borrowings                                                (5,398,936)     (1,100,000)
   Proceeds from short-term borrowings                                                4,479,832       1,100,000
   Reduction in obligations under capital leases and long-term debt                    (372,703)       (165,739)
   Proceeds from sale of convertible note                                                   ---       8,250,000
   Payment of deferred transaction costs                                                    ---        (461,015)
   Proceeds from exercise of stock options                                                  ---         386,250
   Dividends paid                                                                           ---        (392,754)
   Purchases of treasury stock                                                              ---        (185,625)
   Proceeds from sale of preferred stock                                                    ---             100
----------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities                     $(1,291,807)    $ 7,431,217
----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                             $      (894)    $      (494)
----------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                           $   355,080     $ 5,061,794
Cash and cash equivalents at beginning of period                                        129,428       3,530,157
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $   484,508     $ 8,591,951
================================================================================================================
Cash Paid During The Period For:
   Interest                                                                         $   550,656     $   537,808
   Income taxes                                                                     $ 2,176,348     $ 1,146,467
================================================================================================================

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

Note 5 - Stockholders' Equity
-----------------------------

On April 28, 1997, the Company's Board of Directors approved a 2-for-1 stock split in the form of a common stock dividend which was paid on May 27, 1997. All common share and per share amounts have been adjusted to give effect to the stock split.

On April 29, 1997, the Company filed an Amendment to its Certificate of Incorporation effecting an increase in the number of authorized shares of common stock to 15,000,000.

Note 6 - Subsequent Event
-------------------------

On July 31, 1997, the Company acquired all of the outstanding capital stock of BAIGlobal, Inc., an international market research and information company, for $3,590,000 payable at closing and up to $5,000,000 of contingent payments in the form of cash and stock based on BAIGlobal achieving future earnings targets. Immediately after the closing of the transaction, the Company advanced $2,250,000 to BAIGlobal for the purpose of repaying notes payable to selling shareholders. The acquisition will be accounted for under the purchase method of accounting and was financed from borrowings on the Company's line of credit and cash flow provided by operations. The Company intends to issue a report on Form 8-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

During the first six months of 1997, cash and cash equivalents increased by $355,080. The increase in cash is primarily attributable to cash provided by operations, partially offset by net repayments of short-term borrowings and purchases of property.

The Company's ratio of current assets to current liabilities was 1.3 to 1 at June 30, 1997 compared with 1.2 to 1 at December 31, 1996. The increase in the ratio was primarily attributable to a decrease in short-term borrowings.

The Company has available borrowings under an established bank credit facility and lines of credit totaling $10,650,000. Borrowings outstanding under these arrangements were $830,338 and $1,750,000 at June 30, 1997 and December 31, 1996, respectively.

At its October, 1996 meeting, the Board of Directors established a policy to omit future cash dividends. Because of the Company's current successful financial performance, the Board believes that the resources of the Company would be better utilized for other growth purposes.

The Company's principal sources of cash flow are provided by operating activities and bank borrowings. The Company believes that cash flow from operations, its ability to secure additional leases and borrowings available from its bank arrangements will be adequate to fund current operating and capital expenditure needs and the acquisition of BAIGlobal, Inc. It is the Company's intention to pursue additional acquisition opportunities as a means to grow and these acquisitions may require an amount of capital that exceeds that available from operations and existing bank arrangements. The Company expects that it may be necessary to raise additional capital from the sale of common stock or the securing of expanded bank borrowing capacity in order to finance future acquisition growth.

Results of Operations
---------------------
Comparison of Second Quarter 1997 to Second Quarter 1996
--------------------------------------------------------

The Company had record second quarter revenue of $25,253,225 in 1997, an increase of 25.5% over the same period in 1996. The increase in revenue was due primarily to the expansion of services for existing clients and the addition of major research programs that did not exist in the prior year period.

Gross margin for the second quarter of 1997 was $11,167,748, an increase of 34.9% over the same period in 1996. The increase in gross margin was due to the growth in revenue. Gross margin as a percentage of revenue was 44.2% in 1997 compared to 41.1% in 1996. The improvement in the gross margin percentage was primarily attributable to higher gross margins on both mail panel and telephone business.

Operating expenses for the second quarter of 1997 rose by $2,325,401, an increase of 34.6% compared to the same period in 1996. Operating expenses as a percentage of revenue increased from 33.4% in 1996 to 35.9% in 1997. These increases were primarily due to higher marketing staff expenses to support the growth in business, increased legal and accounting fees associated with corporate growth initiatives and continued investments in new products and technologies.

The 1997 provision for income taxes reflected an effective tax rate of 42.9% versus 45.6% in 1996. The decrease in the effective tax rate was primarily due to tax planning strategies implemented by the Company during the fourth quarter of 1996.

Net income rose 53.6% to an all-time second quarter record of $1,080,571 or 4.3% of revenue compared with $703,714 and 3.5% of revenue during the same period in 1996. Earnings per share increased 66.7% to $.15 for the second quarter of 1997 compared to $.09 for the same period in 1996.

Comparison of First Six Months of 1997 to First Six Months of 1996
------------------------------------------------------------------

During the first six months of 1997, the Company had record revenue of $46,834,647, an increase of 20.8% over the same period in 1996. The increase in revenue was due primarily to the expansion of services for existing clients and the addition of major research programs that did not exist during the same period in 1996.

Gross margin for the first six months of 1997 was $20,898,302, an increase of 28.7% over the same period in 1996. The increase in gross margin was due to the growth in revenue. Gross margin as a percentage of revenue was 44.6% in 1997 compared to 41.9% in 1996. The improvement in the gross margin percentage was primarily attributable to higher gross margins on mail panel business.

Operating expenses for the first six months of 1997 rose by $3,557,305, an increase of 26.3% compared to the same period in 1996. Operating expenses as a percentage of revenue increased from 34.9% in 1996 to 36.5% in 1997. These increases were primarily due to higher marketing staff expenses to support the growth in business, increased legal and accounting fees associated with corporate growth initiatives and continued investments in new products and technologies.

The 1997 provision for income taxes reflected an effective tax rate of 42.8% versus 45.4% in 1996. The decrease in the effective tax rate was primarily due to tax planning strategies implemented by the Company during the fourth quarter of 1996.

Net income for the first six months rose 55.5% to an all-time record of $1,915,193 or 4.1% of revenue compared with $1,231,661 and 3.2% during the same period in 1996. Earnings per share increased 68.8% to $.27 for the first six months of 1997 compared to $.16 for the same period in 1996.

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

Recently Issued Financial Accounting Standards
----------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Implementation of Statement 128 is required for periods ending after December 15, 1997. Statement 128 establishes new methods for computing and presenting earnings per share ("EPS") and replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. The new methods under this standard are not expected to have a significant impact on the Company's EPS amounts.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Implementation of Statement 130 is required for periods ending after December 15, 1997. Statement 130 establishes standards to report and display comprehensive income and its components in a full set of general purposes financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company is currently evaluating the impact of this standard on the existing disclosures in its financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Implementation of Statement 131 is required for periods ending after December 15, 1997. Statement 131 establishes standards for the way companies are to report information about operating segments in annual financial statements and requires those companies to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating the impact of this standard on the existing disclosures in its financial statements.


                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Annual Stockholders' Meeting of the Company was held on April 28, 1997.

(c) At the Annual Stockholders' Meeting, the Stockholders voted to elect three directors of the Company in an uncontested election, to approve the Market Facts, Inc. 1996 Stock Plan and to approve an amendment to the Market Facts, Inc. Restated Certificate of Incorporation to increase the number of authorized shares of common stock to fifteen million (15,000,000). The results of the voting are stated below.

     (1)  The proposal to elect three directors of the Company:


                                               Against
                                  For          Or Withheld
                                  ---          -----------
          Verne B. Churchill      6,246,674    52,848
          Karen E. Predow         6,242,576    56,946
          Jack R. Wentworth       6,242,576    56,946

     (2)  the proposal to adopt the Market Facts, Inc. 1996 Stock Plan:

                                               Broker

          For          Against    Abstain      Non-Vote
          ---          -------    -------      --------
          5,372,212    297,344    34,658       595,308

     (3) the proposal to amend the Market Facts, Inc. Restated Certificate of Incorporation to increase the number of authorized share of common stock to fifteen million (15,000,000):

          For          Against    Abstain
          ---          -------    -------
          6,010,514    231,866    57,142


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



                                              Market Facts, Inc.
                                              ------------------
                                              (Registrant)




Date:   August 1, 1997                           Timothy J. Sullivan
        --------------                           -------------------
                                                 Timothy J. Sullivan
                                           Senior Vice President, Treasurer
                                                and Assistant Secretary
                                             (Principal Financial Officer)

Date:   August 1, 1997                            Anthony J. Solarz
        --------------                            -----------------
                                                  Anthony J. Solarz
                                                     Controller
                                             (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit Number  Description
--------------  -----------

  (3)(a)        Restated Certificate of Incorporation (5), as amended.

  (3)(b)        By-laws as Amended and Currently in Effect. (11)

  (4)(a) Article Fourth of Restated Certificate of Incorporation is included in Exhibit (3)(a) above. (5)

  (4)(b)        Rights Agreement as Amended and Currently in Effect. (3)

  (4)(c) Certificate of Designation, Preferences and Rights of Series B Preferred Stock. (10)

  (10.1) Term Note dated February 23, 1995 between Market Facts, Inc. and Verne Churchill. (4)

  (10.2) Term Note dated February 23, 1995 between Market Facts, Inc. and Lawrence Labash. (4)

  (10.3) Term Note dated February 23, 1995 between Market Facts, Inc. and Thomas Payne. (4)

  (10.4) Term Note dated February 23, 1995 between Market Facts, Inc. and Glenn Schmidt. (4)

  (10.5) Demand Note and London Interbank Offered Rate Borrowing Agreement dated April 24, 1996, between the Company and American National Bank and Trust Company of Chicago. (11)

  (10.6) Mortgage and Security Agreement dated April 11, 1990 between American National Bank and Trust Company as Trustee under Trust No. 110201-04 and The Manufacturers Life Insurance Company together with Mortgage Note. (2)

  (10.7) Credit Agreement dated June 7, 1996, between the Company and Harris Trust and Savings Bank. (6)

  (10.8)        Employment Agreement with Verne B. Churchill. (1)

  (10.9)        Employment Agreement with Glenn W. Schmidt. (1)

  (10.10)       Employment Agreement with Sanford M. Schwartz. (1)

  (10.11)       Employment Agreement with Thomas H. Payne. (13)

  (10.12)       Employment Agreement with Michael H. Freehill. (13)

  (10.13)       Employment Agreement with Lawrence W. Labash. (13)

  (10.14)       Employment Agreement with Lawrence R. Levin. (13)

  (10.15)       Employment Agreement with Donald J. Morrison. (13)

  (10.16)       Employment Agreement with Timothy Q. Rounds. (13)

  (10.17)       Employment Agreement with Timothy J. Sullivan. (13)

  (10.18)       Employment Agreement with Steven J. Weber. (13)

  (10.19)       Indemnity Agreement with Jack R. Wentworth. (1)
                Substantially identical agreements were also entered into with the following individuals:
                William W. Boyd        Karen E. Predow
                Verne B. Churchill     Glenn W. Schmidt
                Lawrence W. Labash     Sanford M. Schwartz
                Thomas H. Payne

  (10.20) Term Note dated March 29, 1996 between Market Facts, Inc. and Verne Churchill. (5)

Exhibit Number  Description
--------------  -----------

  (10.21)       Term Note dated March 29, 1996 between Market
                Facts, Inc. and Thomas Payne. (5)

  (10.22)       Term Note dated March 29, 1996 between Market
                Facts, Inc. and Glenn Schmidt. (5)

  (10.23)       Term Note dated March 29, 1996 between Market
                Facts, Inc. and Lawrence Labash. (5)

  (10.24)       Investment Agreement dated June 6, 1996 among the
                Company, MFI Investors L.P. and MFI Associates, Inc. (7)

  (10.25)       Financial Advisory Agreement dated June 6, 1996
                between the Company and MFI Investors L.P. (8)

  (10.26) Convertible Note dated June 6, 1996 in the principal amount of $8,250,000 issued by the Company to MFI Investors L.P. (9)

  (10.27)       Market Facts, Inc. 1996 Stock Plan. (12)

  (27)          Financial Data Schedule.
__________________

(1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1992.

(3) Incorporated by reference to Registrant's Form 8-A dated July 3, 1996, commission file number 0-04781.

(4) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.

(5) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(6) Incorporated by reference to Exhibit No. (b) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.

(7) Incorporated by reference to Exhibit No. (c)(1) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.

(8) Incorporated by reference to Exhibit No. (c)(2) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.

(9) Incorporated by reference to Exhibit No. (c)(3) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.

(10) Incorporated by reference to Exhibit No. 99(c)(4) of Registrant's Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.

(11) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(12) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

(13) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.