Form 10-Q
period 1997-09-30
MARKET FACTS INC
filed 1997-11-04
CIK 62465

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended        September 30, 1997
                                       ----------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                      ----------------  -------------------
        Commission file number  0-04781
                                -------


                              MARKET FACTS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                 36-2061602
--------------------------------------------------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

   3040 West Salt Creek Lane, Arlington Heights, Illinois                60005
  --------------------------------------------------------            ----------
         (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code      (847) 590-7000
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

       8,826,908 common shares as of November 3, 1997
       ----------------------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                As of September 30, 1997 and December 31, 1996


                                    Assets
                                    ------

                                                 September 30,    December 31,
                                                     1997             1996
                                                 -------------    -------------
Current Assets:
 Cash and cash equivalents                       $     112,868    $     129,428
 Certificate of deposit                                 50,000           50,000
 Accounts receivable:
  Trade, less allowance for doubtful accounts of
  $1,109,273 in 1997 and $1,007,243 in 1996         13,338,742       14,630,041
  Other                                                151,192           94,846
 Notes receivable                                      179,618           48,037
 Revenue earned on contracts in progress
  in excess of billings                              5,226,163        3,886,057
 Deferred income taxes                                 979,052          979,298
 Prepaid expenses and other assets                     618,425          360,147
-------------------------------------------------------------------------------
             Total Current Assets                $  20,656,060    $  20,177,854
-------------------------------------------------------------------------------

Property, at cost                                   30,707,687       28,258,554
 Less accumulated depreciation and amortization    (13,304,057)     (10,776,931)
-------------------------------------------------------------------------------
             Net Property                        $  17,403,630    $  17,481,623
-------------------------------------------------------------------------------

Other Assets:
 Goodwill and other intangibles, net                 4,653,997          515,750
 Deferred income taxes                               1,360,434           ---
 Investment in affiliated companies                    460,000          210,000
-------------------------------------------------------------------------------
             Total Other Assets                  $   6,474,431    $     725,750
-------------------------------------------------------------------------------

             Total Assets                        $  44,534,121    $  38,385,227
===============================================================================

                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                As of September 30, 1997 and December 31, 1996


                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                                    September 30,    December 31,
                                                                        1997             1996
                                                                    -------------    ------------
Current Liabilities:
 Accrued expenses                                                   $  8,780,483     $  6,148,582
 Billings in excess of revenue earned
  on contracts in progress                                             4,714,671        4,569,609
 Short-term borrowings                                                 3,000,000        1,750,000
 Accounts payable                                                      2,510,588        3,137,798
 Income taxes                                                            753,301          884,686
 Current portion of obligations under capital leases                     190,269          198,698
 Current portion of long-term debt                                       123,972          363,971
--------------------------------------------------------------------------------------------------
             Total Current Liabilities                              $ 20,073,284     $ 17,053,344
--------------------------------------------------------------------------------------------------

Long-Term Liabilities:
 Long-term debt                                                       10,203,809       10,295,656
 Obligations under capital leases, noncurrent portion                    361,436          447,332
 Deferred income taxes                                                    63,773           63,685
--------------------------------------------------------------------------------------------------
             Total Long-Term Liabilities                            $ 10,629,018     $ 10,806,673
--------------------------------------------------------------------------------------------------
             Total Liabilities                                      $ 30,702,302     $ 27,860,017
--------------------------------------------------------------------------------------------------

Stockholders' Equity:
 Preferred stock, no par value; 500,000 shares authorized;
  Series A - none issued; Series B - 100 shares issued              $       ---      $       ---
 Common stock, $1 par value; 15,000,000 shares authorized;
  8,966,258 shares issued                                              8,966,258        8,966,258
 Capital in excess of par value                                        9,497,671        9,497,671
 Cumulative foreign currency translation                                 (85,774)         (75,319)
 Retained earnings                                                    10,045,573        6,850,062
--------------------------------------------------------------------------------------------------
                                                                    $ 28,423,728     $ 25,238,672

 Less 2,042,550 shares of treasury common stock, at cost             (13,891,966)     (13,891,966)
 Less other transactions involving common stock                         (699,943)        (821,496)
--------------------------------------------------------------------------------------------------
             Total Stockholders' Equity                             $ 13,831,819     $ 10,525,210
--------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity             $ 44,534,121     $ 38,385,227
==================================================================================================

                                    Page 2

                      Market Facts, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
            For The Three Months Ended September 30, 1997 and 1996

                                                                    Three Months Ended September 30,
                                                                    ---------------------------------
                                                                        1997                 1996
                                                                    ------------         ------------
Revenue                                                             $24,858,871          $20,478,142
-----------------------------------------------------------------------------------------------------
Direct Costs:
 Payroll                                                            $ 4,529,289          $ 3,975,104
 Other expenses                                                       9,774,128            7,624,769
-----------------------------------------------------------------------------------------------------
   Total                                                            $14,303,417          $11,599,873
-----------------------------------------------------------------------------------------------------
   Gross Margin                                                     $10,555,454          $ 8,878,269
-----------------------------------------------------------------------------------------------------
Operating Expenses:
 Selling                                                            $   826,026          $   620,551
 General and administrative                                           6,887,214            5,813,941
 Contributions to profit sharing and employee stock ownership plans     400,067              272,945
-----------------------------------------------------------------------------------------------------
   Total                                                            $ 8,113,307          $ 6,707,437
-----------------------------------------------------------------------------------------------------
   Income from Operations                                           $ 2,442,147          $ 2,170,832
-----------------------------------------------------------------------------------------------------
Other Income (Expense):
 Interest expense                                                   $  (300,077)         $  (329,916)
 Interest income                                                          6,621               20,268
 Other income, net                                                       25,012               11,074
-----------------------------------------------------------------------------------------------------
   Total                                                            $  (268,444)         $  (298,574)
-----------------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                            $ 2,173,703          $ 1,872,258
Provision For Income Taxes                                              893,385              838,387
-----------------------------------------------------------------------------------------------------
Net Income                                                          $ 1,280,318          $ 1,033,871
=====================================================================================================

Earnings Per Share                                                  $       .18          $       .15
=====================================================================================================

Common and Common Equivalent Shares                                   7,228,914            7,103,604
=====================================================================================================

Cash Dividends Declared                                             $      ---           $      .025
=====================================================================================================

                      Market Facts, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
             For The Nine Months Ended September 30, 1997 and 1996

                                                                               Nine Months Ended September 30,
                                                                            -------------------------------------
                                                                               1997                     1996
                                                                            -----------            --------------
Revenue                                                                     $71,693,518             $59,264,088
-----------------------------------------------------------------------------------------------------------------
Direct Costs:
  Payroll                                                                   $13,149,321             $11,913,164
  Other expenses                                                             27,090,441              22,238,138
-----------------------------------------------------------------------------------------------------------------
    Total                                                                   $40,239,762             $34,151,302
-----------------------------------------------------------------------------------------------------------------
    Gross Margin                                                            $31,453,756             $25,112,786
-----------------------------------------------------------------------------------------------------------------
Operating Expenses:
  Selling                                                                   $ 2,410,657             $ 1,897,192
  General and administrative                                                 21,625,052              17,491,998
  Contributions to profit sharing and employee stock ownership plans          1,165,536                 848,880
-----------------------------------------------------------------------------------------------------------------
    Total                                                                   $25,201,245             $20,238,070
-----------------------------------------------------------------------------------------------------------------
    Income from Operations                                                  $ 6,252,511             $ 4,874,716
-----------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest expense                                                          $  (842,938)            $  (917,733)
  Interest income                                                                38,866                 104,791
  Other income, net                                                              71,923                  67,257
-----------------------------------------------------------------------------------------------------------------
    Total                                                                   $  (732,149)            $  (745,685)
-----------------------------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                                    $ 5,520,362             $ 4,129,031
Provision For Income Taxes                                                    2,324,851               1,863,499
-----------------------------------------------------------------------------------------------------------------
Net Income                                                                  $ 3,195,511             $ 2,265,532
=================================================================================================================
Earnings Per Share                                                          $       .45             $       .30
=================================================================================================================
Common and Common Equivalent Shares                                           7,168,430               7,622,364
=================================================================================================================
Cash Dividends Declared                                                     $       ---             $      .075
=================================================================================================================

                      Market Facts, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
             For The Nine Months Ended September 30, 1997 and 1996

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                            1997              1996
                                                                        -------------     -------------
Cash Flows From Operating Activities:
 Net income                                                             $   3,195,511     $   2,265,532
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                             2,309,959         1,838,623
  Vesting of restricted stock and demand notes receivable                      41,574            41,576
  Net gain on disposal of property                                            (17,005)          (33,686)
  Changes in assets and liabilities, net of effects from acquisition:
   Accounts receivable                                                      3,574,593        (1,078,585)
   Prepaid expenses and other assets                                           76,096            32,155
   Revenue earned in excess of billings on contracts in progress           (1,498,707)         (706,400)
   Accounts payable and accrued expenses                                      (92,509)        1,853,118
   Income taxes                                                              (118,311)           69,655
--------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                           $   7,471,201     $   4,281,988
--------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
 Acquisition of BAIGlobal, net of cash acquired                            (3,789,061)             ---
 Purchases of property                                                     (1,797,739)       (2,555,560)
 Investment in affiliated companies                                          (250,000)             ---
 Investment in notes receivable                                              (150,000)         (246,200)
 Proceeds from notes receivable                                                98,398            44,141
 Proceeds from the sale of property                                            17,005            37,617
--------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                               $  (5,871,397)    $  (2,720,002)
--------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
 Proceeds from short-term borrowings                                        9,743,340         7,100,000
 Repayment of short-term borrowings                                        (8,493,340)       (5,900,000)
 Repayment of notes payable to BAIGlobal's selling shareholders            (2,250,000)             ---
 Reduction in obligations under capital leases and long-term debt            (423,698)         (242,459)
 Payment of stock issuance costs                                             (191,799)         (820,851)
 Purchases of treasury stock                                                     ---        (12,702,937)
 Proceeds from sale of convertible note                                          ---          8,250,000
 Dividends paid                                                                  ---           (565,847)
 Proceeds from exercise of stock options                                         ---            386,250
 Proceeds from sale of preferred stock                                           ---                100
--------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                               $  (1,615,497)    $  (4,495,744)
--------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                 $        (867)    $        (313)
--------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                               $     (16,560)    $  (2,934,071)
Cash and cash equivalents at beginning of period                              129,428         3,530,157
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $     112,868     $     596,086
========================================================================================================
Cash Paid During The Period For:
 Interest                                                               $     851,628     $     896,232
 Income taxes                                                           $   2,449,335     $   1,779,112
========================================================================================================
Supplemental Schedule of Noncash Activity:
 Conversion of convertible note into common stock                       $        ---      $   8,250,000
 Capital lease obligations incurred on lease of equipment               $        ---      $     109,209
========================================================================================================

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

Note 6 - Reclassifications
--------------------------

Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation.

Note 7 - Acquisition of BAIGlobal, Inc.
---------------------------------------

On July 31, 1997, the Company completed the acquisition of all the outstanding stock of BAIGlobal, Inc., an international market research and information company. The purchase price was an amount equal to (i) $3,590,000 in cash, to be adjusted based upon BAIGlobal's closing net worth to be determined within 120 days of the closing date, plus (ii) the assumption of $2,250,000 in debt payable to two of BAIGlobal's selling shareholders, and (iii) up to $5,000,000 of possible contingent payments in the form of cash and stock based on BAIGlobal exceeding a certain earnings target for the period July 31, 1997 through December 31, 1999. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. This preliminary allocation of purchase price is subject to further adjustments; however, the Company does not expect the estimated values to change materially upon finalization of the allocation of the purchase price.

The operating results of BAIGlobal have been included in the consolidated statements of earnings and cash flows since the date of acquisition. The following pro forma financial information is provided for the nine months ended September 30, 1997 and 1996 as though the Company had acquired BAIGlobal at the beginning of the periods being reported on:

                         Nine Months Ended September 30,
                              1997             1996
                         ---------------  --------------
   Revenue                   $78,160,880     $66,572,605
   Net Income                $ 3,361,809     $ 2,259,335
   Earnings Per Share        $       .47     $       .30


The pro forma financial results do not necessarily reflect actual results which may have occurred if the acquisition had taken place at the beginning of the periods being reported on, nor are they necessarily indicative of the results of future combined operations.

Note 8 - Subsequent Event
-------------------------

On October 27, 1997, the Company completed a public offering of its common stock in which 1,900,000 shares were sold by the Company resulting in net proceeds of approximately $36,811,000, after deducting estimated stock issuance costs. As of September 30, 1997, the Company paid $191,799 in stock issuance costs relating to the public offering. These costs have been capitalized and temporarily classified as a current asset and will be reclassified to stockholders' equity upon issuance of the common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity depends primarily upon its net income, accounts receivable, accounts payable and accrued expenses. Historically, the Company has financed its operations through cash generated from operating activities and bank lines of credit.

On July 31, 1997, the Company completed the acquisition of all the outstanding stock of BAIGlobal. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed has been recorded as goodwill.

During the first nine months of 1997, cash and cash equivalents decreased by $16,560. Net cash flow provided by operating activities was $7,471,201 due primarily to net income, depreciation and amortization and collection of accounts receivable, partially offset by an increase in net revenue earned in excess of billings on contracts in progress. Cash used in investing activities was $5,871,397 due primarily to the acquisition of BAIGlobal, net of cash acquired and purchases of property. Cash used in financing activities was $1,615,497 due primarily to the repayment of notes payable to BAIGlobal's selling shareholders, partially offset by net proceeds from short-term borrowings.

The Company has available borrowings under established bank credit facilities totaling $13,650,000. Borrowings outstanding under these arrangements were $3,000,000 and $1,750,000 at September 30, 1997 and December 31, 1996,
respectively.

At its October 1996 meeting, the Board of Directors established a policy to omit future cash dividends in order to fund the continued development and growth of the Company's business.

On October 27, 1997, the Company completed a public offering of its common stock in which 1,900,000 shares were sold by the Company resulting in net proceeds of approximately $36,811,000, after deducting estimated stock issuance costs. A portion of the proceeds from the offering will be used to repay short-term borrowings.

The Company believes that the net proceeds from the public offering of its common stock, together with cash flow from operations and its credit facilities, will be sufficient to meet its working capital expenditure requirements for the foreseeable future. It is the Company's intention to pursue additional acquisition opportunities as a means to grow, and these acquisitions may require an amount of capital that exceeds that available from proceeds from the public offering, cash from operations and existing bank arrangements.

Results of Operations
---------------------
Comparison of Third Quarter 1997 to Third Quarter 1996
------------------------------------------------------

The Company had third quarter revenue of $24,858,871 in 1997, an increase of 21.4% over the same period in 1996. The increase in revenue was due primarily to the impact of acquiring BAIGlobal, the addition of clients for whom the Company did not perform any research services during the previous fiscal year and newly initiated major research programs.

Gross margin for the third quarter of 1997 was $10,555,454, an increase of 18.9% over the same period in 1996. The increase in gross margin was primarily due to the growth in revenue. Gross margin as a percentage of revenue was 42.5% in 1997 compared to 43.4% in 1996.

Operating expenses for the third quarter of 1997 rose by $1,405,870, an increase of 21.0% compared to the same period in 1996. The increase in operating expenses was due primarily to the impact of acquiring BAIGlobal and higher marketing staff expenses to support the growth in business. Operating expenses as a percentage of revenue were 32.6% in 1997 compared to 32.8% in 1996.

The 1997 third quarter provision for income taxes reflected an effective tax rate of 41.1% versus 44.8% in 1996. The decrease in the effective tax rate was primarily due to a reduction in state and local income taxes.

Net income rose 23.8% to $1,280,318 or 5.2% of revenue compared to $1,033,871 and 5.0% of revenue during the same period in 1996. Earnings per share increased 20.0% to $.18 for the third quarter of 1997 compared to $.15 for the same period in 1996.

Comparison of First Nine Months of 1997 to First Nine Months of 1996
--------------------------------------------------------------------

During the first nine months of 1997, the Company had revenue of $71,693,518, an increase of 21.0% over the same period in 1996. The increase in revenue was due primarily to the addition of clients for whom the Company did not perform any research services during the previous fiscal year, newly initiated major research programs and the impact of acquiring BAIGlobal.

Gross margin for the first nine months of 1997 was $31,453,756, an increase of 25.2% over the same period in 1996. The increase in gross margin was primarily due to the growth in revenue. Gross margin as a percentage of revenue was 43.9% in 1997 compared to 42.4% in 1996.

Operating expenses for the first nine months of 1997 rose by $4,963,175, an increase of 24.5% compared to the same period in 1996. The increase was primarily due to higher marketing staff expenses to support the growth in business, the impact of acquiring BAIGlobal and continued investments in new products and technologies. Operating expenses as a percentage of revenue were 35.2% in 1997 compared to 34.1% in 1996.

The 1997 provision for income taxes reflected an effective tax rate of 42.1% versus 45.1% in 1996. The decrease in the effective tax rate was primarily due to a reduction in state and local income taxes.

Net income for the first nine months of 1997 rose 41.0% to $3,195,511 or 4.5% of revenue compared to $2,265,532 and 3.8% of revenue during the same period in 1996. Earnings per share increased 50.0% to $.45 for the first nine months of 1997 compared to $.30 for the same period in 1996.

Forward-Looking Statements
--------------------------

Certain statements included in this Management's Discussion and Analysis section constitute "forward-looking statements" made in reliance upon the safe harbor contained in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include those relating to acquisition opportunities. The Company's ability to grow through acquisition will be dependent upon, among other things, the availability of suitable acquisition candidates and related financing on terms deemed reasonable by the Company and the Company's ability to successfully integrate future acquisitions into its existing business. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Implementation of Statement 130 is required for periods beginning after December 15, 1997. Statement 130 establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company is currently evaluating its options for disclosure under Statement 130 and will adopt the Statement during the year ending December 31, 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Implementation of Statement 131 is required for periods beginning after December 15, 1997. Statement 131 establishes standards for the way companies are to report information about operating segments in annual financial statements and requires those companies to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating its options for disclosure under Statement 131 and will adopt the Statement during the year ending December 31, 1998.


                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

See Index to Exhibits immediately following the signature page.

(b) Reports on Form 8-K.

A report on Form 8-K dated July 31, 1997 was filed on August 15, 1997, reporting under Item 2 thereof the acquisition of BAIGlobal, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Market Facts, Inc.
                                               ------------------
                                                  (Registrant)




Date:   November 3, 1997                       Timothy J. Sullivan
        ----------------                       -------------------
                                               Timothy J. Sullivan
                                 Chief Financial Officer, Senior Vice President,
                                   Treasurer, Assistant Secretary and Director
                                          (Principal Financial Officer)

Date:   November 3, 1997                        Anthony J. Solarz
        ----------------                        -----------------
                                                Anthony J. Solarz
                                                   Controller
                                         (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit Number    Description
--------------    -----------

  (3)(a)          Restated Certificate of Incorporation (5), as amended. (14)

  (3)(b)          By-laws as Amended and Currently in Effect. (11)

  (4)(a) Article Fourth of the Company's Restated Certificate of Incorporation (5), as amended. (14)

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

  (10.1)          Term Note dated February 23, 1995 between Market Facts, Inc.
                  and Verne Churchill. (4)

  (10.2)          Term Note dated February 23, 1995 between Market Facts, Inc.
                  and Lawrence Labash. (4)

  (10.3)          Term Note dated February 23, 1995 between Market Facts, Inc.
                  and Thomas Payne. (4)

  (10.4)          Term Note dated February 23, 1995 between Market Facts, Inc.
                  and Glenn Schmidt. (4)

  (10.5)          Term Note dated February 23, 1995 between Market Facts, Inc.
                  and Timothy Sullivan.

  (10.6) Demand Note and London Interbank Offered Rate Borrowing Agreement dated April 30, 1997, between the Company and American National Bank and Trust Company of Chicago.

  (10.7) Mortgage and Security Agreement dated April 11, 1990 between American National Bank and Trust Company as Trustee under Trust No. 110201-04 and The Manufacturers Life Insurance Company together with Mortgage Note. (2)

  (10.8) Credit Agreement dated June 7, 1996, between the Company and Harris Trust and Savings Bank. (6), as amended, and Revolving Credit Note dated September 4, 1997 relating thereto.

  (10.9)          Employment Agreement with Verne Churchill. (1)

  (10.10)         Employment Agreement with Glenn Schmidt. (1)

  (10.11)         Employment Agreement with Sanford Schwartz. (1)

  (10.12)         Employment Agreement with Thomas Payne. (13)

  (10.13)         Employment Agreement with Michael Freehill. (13)

  (10.14)         Employment Agreement with Lawrence Labash. (13)

  (10.15)         Employment Agreement with Lawrence Levin. (13)

  (10.16)         Employment Agreement with Donald Morrison. (13)

  (10.17)         Employment Agreement with Timothy Rounds. (13)

  (10.18)         Employment Agreement with Timothy Sullivan. (13)

  (10.19)         Employment Agreement with Steven Weber. (13)

  (10.20)         Indemnity Agreement with Jack Wentworth dated July 15,
                  1994. (1)
                  Substantially identical agreements were also entered into with the following individuals:
                    William Boyd               Karen Predow
                    Verne Churchill            Sanford Schwartz
                    Lawrence Labash            Thomas Payne

  (10.21) Term Note dated March 29, 1996 between Market Facts, Inc. and Verne Churchill. (5)

  (10.22) Term Note dated March 29, 1996 between Market Facts, Inc. and Thomas Payne. (5)

  (10.23) Term Note dated March 29, 1996 between Market Facts, Inc. and Glenn Schmidt. (5)

Exhibit Number    Description
--------------    -----------
  (10.24)         Term Note dated March 29, 1996 between Market Facts, Inc. and
                  Lawrence Labash. (5)

  (10.25) Term Note dated March 29, 1996 between Market Facts, Inc. and Timothy Sullivan.

  (10.26) Indemnity Agreement with Timothy Sullivan dated September 3, 1997. Substantially identical agreements were also entered into with Ned Sherwood and Jeffery Oyster.

  (10.27) Investment Agreement dated June 6, 1996 among the Company, MFI Investors L.P. and MFI Associates, Inc. (7)

  (10.28) Financial Advisory Agreement dated June 6, 1996 between the Company and MFI Investors L.P. (8)

  (10.29) Convertible Note dated June 6, 1996 in the principal amount of $8,250,000 issued by the Company to MFI Investors L.P. (9)

  (10.30)         Market Facts, Inc. 1996 Stock Plan. (12)

  (10.31) Stock Purchase Agreement by and among Market Facts, Inc., Kathleen Knight, Robert Skolnick, Gunilla Broadbent and BAIGlobal, Inc. dated as of July 31 1997. (15)

  (10.32)         Employment Agreement with Kathleen Knight. (15)

  (10.33)         Employment Agreement with Robert Skolnick. (15)

  (10.34)         Employment Agreement with Gunilla Broadbent. (15)

  (10.35) Underwriting Agreement dated October 21, 1997 by and among Market Facts, Inc., MFI Investors L.P. and the several underwriters named therein.

  (10.36)         Promissory Note dated April 1, 1994 between Market Facts, Inc.
                  and Timothy Sullivan.

  (27)            Financial Data Schedule.

__________________

(1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1992.

(3)  Incorporated by reference to Registrant's Form 8-A dated July 3, 1996.

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

(10) Incorporated by reference to Exhibit No. 99(c)(4) of Registrant's
     Schedule 13E-4 dated June 11, 1996, commission file number 5-20859.

(11) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(12) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

(13) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(14) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(15) Incorporated by reference to Registrant's Form 8-K dated July 31, 1997.