Form 10-K
period 1997-12-31
MARKET FACTS INC
filed 1998-03-26
CIK 62465

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended  December 31, 1997
                                -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to

     Commission file number  0-4781
                             ------


                                 MARKET FACTS, INC.
                                 ------------------
             (Exact name of registrant as specified in its charter)

              Delaware                               36-2061602
              --------                               ----------
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

3040 West Salt Creek Lane, Arlington Heights, Illinois      60005
------------------------------------------------------      -----
     (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code (847) 590-7000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:


                                 Common Stock, Par Value $1.00 Per Share
                                 ---------------------------------------
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this
Form 10-K.     [ ]

As of March 10, 1998, there were issued and outstanding 8,838,308 shares of common stock; the aggregate market value of the shares of such stock held by nonaffiliates of the registrant, based upon a closing price of $19.125 per share, was $115,347,369 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE:

1997 Annual Report to Stockholders -- Parts I, II and IV Hereof. Proxy Statement for the Registrant's 1998 Annual Meeting to be filed within 120 days after the end of the fiscal year-- Part III Hereof.

PART I

ITEM 1.  BUSINESS

General
-------

The predecessor to Market Facts, Inc. (the "Company") was incorporated in 1946 in Illinois. The Company was incorporated in 1966 in Delaware and is a leading provider of custom market research services. Custom market research involves the measurement of consumer beliefs, attitudes and behavior toward particular products, services, concepts or advertising. The Company has been successfully supplying clients with accurate and objective marketing information about consumers, products and competitors since its inception in 1946. It provides quantitative and qualitative marketing research both domestically and internationally. In 1997 the Company had revenue of $100.1 million, approximately 90% of which was from clients for whom the Company had performed work in the previous year.

The Company believes it is uniquely qualified to offer clients a full range of custom market research products and services that offer superior solutions for their market research needs. Its professional research staff works with clients to define the marketing project, select project-appropriate products and services, develop effective questionnaires or other means of data collection, collect the responses, process the data, analyze and interpret the results, and present them in a meaningful and succinct package. The Company believes clients will continue to increasingly demand this fully integrated approach to custom market research services.

The Company has developed the Consumer Mail Panel/SM/ ("CMP"), which is its own broad-based panel of consumer households that have been "pre-screened" through the collection of extensive demographic profiles to participate in a wide variety of market research projects. The Company believes its CMP provides a substantial competitive advantage over firms using only traditional random research methods since the CMP delivers higher response rates and lower costs than traditional methods. The Company's expertise in the collection and analysis of consumer data from its CMP has a variety of marketing research applications, such as tracking product performance and customer satisfaction, measuring the effectiveness of advertising campaigns, assessing brand strength and competitive position, determining price sensitivity, and evaluating new products, markets or other business opportunities. The CMP, which was originally established in 1949, presently consists of approximately 525,000 households throughout the United States and Canada. The Company also maintains a Pan European consumer mail panel of approximately 135,000 households through a joint venture with Taylor Nelson AGB plc of England and Infratest Burke of Germany.

The Company's in-house staff conducts telephone interviews through its National Telephone Center/SM/, consisting of over 300 computer-assisted interviewing terminals located in the United States and Canada. The Company has also entered into relationships with selected telephone interviewing firms to perform telephone marketing research. The Company uses IVR (Interactive Voice Response) technology for brief telephone surveys where interaction between a respondent and a live interviewer is not required. In-person interviews are conducted primarily through more than 100 independent field agencies, at the Company's Central Location Interviewing Panel facility in suburban Chicago and at automobile clinics held at various locations throughout the United States.

An important component of the Company's business strategy is to grow through acquisitions. It will continue to seek acquisition candidates that are profitable, have stable management, are culturally compatible with the Company, are able to sell branded market research products and services, are able to utilize advanced technology, are positioned in targeted industries, and are compatible with the Company's international expansion plans.

On July 31, 1997, the Company completed the acquisition of the outstanding stock of BAIGlobal, Inc., a New York market research company founded in 1969 which conducts domestic and international quantitative and qualitative market research primarily in the financial services industry.

Another important element of the Company's business strategy is the ability to provide market research products and services to its clients globally. The Company believes that its ability to serve clients on a global basis is key to its ability to further strengthen client relationships. In December 1996, the Company acquired a ten percent interest in Strategy Research Corporation, a Miami-based market research firm specializing in the Latin American and U.S. Hispanic markets. The remaining ninety percent was acquired by the Company in January 1998. The Company has established joint venture relationships in Europe, China and India that it believes will enable it to serve the international custom market research needs of its U.S.-based clients and intends to continue seeking other acquisitions, joint ventures and strategic alliances globally. The Company also is the exclusive licensee in North America of the Conversion Model, which the Company believes to be the leading brand equity measurement method in use worldwide. The Company has working relationships with ten international marketing research companies outside the U.S. that are also Conversion Model licensees which provide the Company with research capabilities in over fifty countries. These relationships provide the Company with resources it believes are essential to compete effectively for multi-country strategic and tracking research programs that are increasingly being conducted internationally by North American-based global marketers.

The Company's ongoing investment in technology is a key component of its growth strategy and product development efforts. The Company's utilization of technology occurs in three areas: (i) development of technologically sophisticated market research products, (ii) development of new methods of collecting market research data, and (iii) development of sophisticated ways of delivering data to clients and presenting research results. In all three of these areas, the Company's information technology staff works with its client service personnel to develop integrated applications of technology tailored to its clients' evolving needs. The Company considers most of its software, database management methods, modeling techniques and other database information strategies to be proprietary trade secrets.

The Company continually seeks to enhance its technological capabilities. In 1996, the Company formed its Interactive Solutions Group to explore the opportunities provided by the Internet. The Company currently performs research on and delivers research results to clients through the Internet, as well as offers web site evaluation research. Additionally, it has developed a proprietary product call Compete/(R)/, a PC-based software system that allows clients instant access to a wide array of concept and product testing data which can be configured in a variety of forms based on client desires. In November 1997, the Company signed a joint venture agreement with Juno Online Services, L.P., the nation's second-largest online service with over 3.4 million subscribers, to create the world's largest comprehensive interactive market research panel. The Company plans to collect consumer information on both an ad-hoc and an ongoing basis from a balanced panel of respondents who volunteer to participate in market research studies. In the first year of operation, the Company expects to establish a respondent panel of 20,000 subscribers, growing the panel to over 250,000 subscribers within the next five years. In addition to building the online panel, the Company will also be able to survey Juno's general membership on its clients' behalf.

The Company believes that its ongoing investment in technology will continue to provide it a significant competitive advantage over less technologically sophisticated competitors.

Market Research Process
-----------------------

The Company's professional research staff and, where appropriate, its information technology personnel, work with clients to establish information objectives, develop questionnaires or instruments to be used to elicit the desired information and determine the types of consumers to be interviewed. The Company then submits a proposal that describes the sample to be surveyed, the manner of data collection, analysis requirements, delivery schedules and pricing. The Company has developed its own computer program to estimate the cost of each project and closely monitors actual costs versus the estimates in order to continually update its computer model. Prices typically are quoted to clients based upon a fixed fee.

The Company develops an appropriate consumer sample, either from its CMP or another source (such as random telephone samples or samples of the client's own customers), that matches the client's targeted consumers. If the sample is from the CMP, it is either selected from the CMP based on households with precisely matched demographic characteristics that are already on file, or the Company will conduct a custom screening survey among its CMP members to locate households with the specific product usage or other characteristics targeted by the client. The sample selection process is performed to ensure that the CMP members meet the desired characteristics and that the survey adheres to the Company's policies limiting the number of contacts with CMP members and varying the subject matter of the surveys to avoid inconveniencing or burdening household members. Research projects involve studies with samples ranging from a few hundred to over a million respondents.

The Company designs its questionnaires to be as easy and interesting as possible with questions, concepts and wording that will be readily understood by the general population, to enable respondents to complete questionnaires accurately without undue burden. Particularly complicated questionnaires may be pre-tested among a small group of households to determine whether these requirements are met. Experienced designers develop efficient, visually appealing and concisely formatted questionnaires.

The Company also conducts telephone interviews with its CMP members and other targeted groups. The Company's telephone interviewers operate through terminals that are connected to the Company's computer assisted telephone interviewing system (the "CATI system"), onto which the questions and possible responses have been programmed. This allows the interviewers to record responses directly into the computer, avoiding the need for subsequent data entry. Further, the CATI system allows for complex survey question skip patterns and sampling plans to be handled in a cost efficient manner.

Depending upon the type of survey, the Company frequently uses other methods of data collection, such as mall interviewing, central location interviewing, automotive clinics and in-home interviewing, both among CMP members and consumers selected by other methods, including groups such as client employees or client customers that are provided by the client.

Returned questionnaire information is entered directly into the Company's computer system, either manually or through optical scanner and imaging systems. The Company customizes survey reports and presents survey data in accordance with client specifications. The emphasis, however, is always on providing clients with actionable findings that address marketing issues.

Clients
-------

In 1997, the Company's five largest clients accounted for 25% of its revenues with one client, Procter & Gamble, accounting for 11% of such revenues.

The Company does not generally enter into long-term contracts with its clients, but operates on a project-by-project basis. However, the Company focuses on building systems and programs for clients wherein particular research methodologies are systematized, refined and used repeatedly on a project-by-project basis. As the Company completes additional projects for a client, the Company's knowledge base of its client is expanded, the Company's relationship is further solidified, and the client therefore has higher switching costs associated with not utilizing the Company going forward. The net result to the Company is a more predictable recurring revenue stream. Although the Company is not the exclusive provider of market research services for most of its clients, its percentage of business from repeat clients has historically been high. In 1997 approximately 90% of the Company's revenue was from clients for whom the Company had performed work during the previous year.

Many of the Company's clients have downsized their internal market research staffs. As these clients have increasingly outsourced this function, they have required an increased level of professional service throughout the market research process, as well as a broader range of product offerings, and more sophisticated data collection, analysis and interpretation capabilities. The Company has also seen an increase in the number of clients in the telecommunications, financial services, healthcare and utilities industries.

Backlog
-------

The Company recognizes revenue under the percentage of completion method of accounting. Revenues are recognized as services are performed. The Company had unrecognized revenue from contracts in process of approximately $26,335,000 and $21,855,000 for the years ended December 31, 1997 and 1996, respectively.


Competition
-----------

The custom market research industry is highly fragmented. The Company faces direct competition from a large number of relatively small organizations that serve niche markets but lack the capability to provide a full range of products and services. Although the Company estimates that it is among the six largest custom market research firms in the United States, as measured by 1996 revenue, it faces direct competition from a small number of larger concerns with resources greater than those of the Company. The Company believes that as the industry continues to consolidate, it will face increasing competition from these concerns not only for clients but also for acquisition candidates. Furthermore, the Company is subject to competition from the marketing research departments of clients and potential clients, advertising agencies and survey research departments affiliated with universities and government agencies.

The Company believes that the principal methods of competition are quality and speed of research results, the ability to provide customized data collection, analysis and interpretation, geographic coverage, the ability to guide clients through the entire marketing research process, the ability to provide creative recommendations to clients and the ability to attractively price its services. The Company believes that its ability to properly design research projects and deliver quality research results quickly, and to customize its projects and guide its clients through the entire marketing research process are competitive strengths. The Company also believes that the ability to service the international research needs of clients has become an increasingly important competitive factor.

The Company believes that its CMP provides a competitive advantage over firms that rely solely on random research methods, since its CMP delivers higher response rates and higher quality data at lower costs than traditional methods. The Company is aware of only two other custom market research companies in the United States that maintain a broad-based consumer mail panel.

Service Marks
-------------

The Company relies on a combination of copyright, trademark and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary systems, software and procedures. The Company's federally registered service marks include Accutab/R/, Autoquest/R/, BrandVision/R/, Compete/R/, InsideTrack/R/, Mail Monitor/R/, National ShowCase/R/, PatientFacts/R/, PriceDynamics/R/ and TeleNation/R/. The marks Auto Gage/SM/, BehaviorScope/SM/, Commitments/SM/, Consumer Mail Panel/SM/, Data Gage/SM/, MarkeTest 2000/SM/, Market Facts/SM/, MiniScreen/SM/, National Telephone Center/SM/, OmniMax/SM/, OnTarget/SM/, ProductQuest/SM/ and TechFacts/SM/ are proprietary marks of the Company. In addition, the Company's Canadian subsidiary is the registered owner of the following trademarks in Canada: ADPAC/R/, ADPAC II/R/, NATIONAL FLEXIBUS/R/, and TeleNation/R/.

The Company's success is partially dependent upon the proprietary software technology, research methods and data analysis techniques that it has developed to service its clients. However, there can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent the misappropriation of such rights.

The Company vigorously defends against the unauthorized use of its service and proprietary marks.

Employees
---------

As of December 31, 1997, the Company employed approximately 700 full-time employees and approximately 800 part-time employees. A substantial number of employees are skilled personnel trained in the various facets of market research.

The Company's employees are not represented by a union and the Company has never experienced a work stoppage. The Company believes that its relationship with its employees is excellent.

The Company offers employment contracts to the majority of its vice presidents on the first anniversary of their election to office. These employment agreements continue until terminated in accordance with their provisions and contain confidentiality and noncompete restrictions during the term of employment and for a period thereafter.

ITEM 2.    DESCRIPTION OF PROPERTY

The Company's headquarters are located at 3040 West Salt Creek Lane, Arlington Heights, Illinois in an office building of approximately 120,000 square feet owned by the Company. This location also houses the Company's largest client service office, mail panel and information technology operations, corporate and administrative functions and a telephone interviewing facility. The property is financed through a mortgage loan discussed in Note 5 of the Notes to Consolidated Financial Statements contained in the 1997 Annual Report to Stockholders and is incorporated herein by reference. The Company also leases client service offices in the United States in Atlanta, Georgia; Cincinnati, Ohio; Dallas, Texas; Encino, California; McLean, Virginia; Miami, Florida; Morristown, New Jersey; Natick, Massachusetts; New York, New York; Scottsdale, Arizona; Seattle, Washington; and Tarrytown, New York. The Company has three leased telephone interviewing facilities located in Evanston, Aurora, and Oak Park, Illinois and additional leased administrative facilities in Arlington Heights and Palatine, Illinois.

The Company's Canadian operations are headquartered in Toronto, Ontario. This location primarily houses mail panel, telephone interviewing, client service offices, operations and administrative functions. In addition, four smaller leased offices, located in Montreal, Quebec; New Westminster, B.C.; Mississauga, Ontario; and Peterborough, Ontario, are used as client service, telephone or mall interviewing facilities.

The Company expects that additional facilities may be necessary to support the Company's recent and anticipated future growth in business and is continually evaluating alternatives for satisfying these requirements.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation or proceeding and is not aware of any such proceedings threatened against it.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                               EXECUTIVE OFFICERS OF THE REGISTRANT

                               Age of     Offices Held and Business
Name of Officer               Officer     Experience for Last Five Years
---------------              ---------    ------------------------------

Verne B. Churchill               65       Chairman of the Board of Directors of the Company since 1996; prior thereto
                                          Chairman and Chief Executive Officer of the Company.

Thomas H. Payne                  52       President and Chief Executive Officer of the Company since 1996; prior thereto President and Chief Operating Officer of the Company. Mr. Payne is
                                          also a Director of the Company

Sanford M. Schwartz              46       Executive Vice President and Director of the Company and President of Market
                                          Facts--New York, Inc.

Lawrence W. Labash               50       Senior Vice President of the Company; Director of the Company since 1994.

Timothy J. Sullivan              44       Chief Financial Officer and Director of the Company since August 1997 and
                                          Senior Vice President of the Company since 1996; prior thereto Vice President of the Company. Mr. Sullivan is also Treasurer and Assistant Secretary of the
                                          Company.

Officers are elected annually in April by the Board of Directors for a period of one year or until successors are duly elected and qualified. The executive officers listed above are as of March 10, 1998.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS

The following section of the Registrant's 1997 Annual Report to Stockholders is hereby incorporated by reference:

          Dividends and Market Price Statistics - page 1

This referenced section should be read in conjunction with the Consolidated Financial Statements and related Notes (herein incorporated by reference) on pages 8-19 of the 1997 Annual Report to Stockholders.

On July 31, 1997, the Company completed the acquisition of all the outstanding stock of BAIGlobal, Inc. ("BAIGlobal"). The purchase price for the BAIGlobal shares included up to $5,000,000 of possible contingent payments in the form of cash and stock based upon BAIGlobal exceeding certain earnings targets for the period July 31, 1997 through December 31, 1999 (the "Additional Purchase Price"). The first $4,000,000 of the Additional Purchase Price is payable in cash with the remaining $1,000,000 payable in shares of the Company's Common Stock. At the present time, the Company is unable to determine the amount, if any, of the Additional Purchase Price or whether any portion thereof will be payable in shares of the Company's Common Stock. The Company does not presently intend to register any shares issued as payment of the Additional Purchase Price.

ITEM 6.   SELECTED FINANCIAL DATA

The following section of the Registrant's 1997 Annual Report to Stockholders is hereby incorporated by reference:

          Selected Financial Data - page 1

This referenced section should be read in conjunction with the Consolidated Financial Statements and related Notes (herein incorporated by reference) on pages 8-19 of the 1997 Annual Report to Stockholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section of the Registrant's 1997 Annual Report to Stockholders is hereby incorporated by reference:

          Management's Discussion and Analysis of Financial Condition and Results of Operations - pages 5-7

This referenced section should be read in conjunction with the Consolidated Financial Statements and related Notes (herein incorporated by reference) on pages 8-19 of the 1997 Annual Report to Stockholders.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are listed below:

           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                                                     Page Number
                                                                     -----------

Consolidated Balance Sheets as of December 31, 1997 and 1996              *

For the years ended December 31, 1997, 1996 and 1995:

     Consolidated Statements of Earnings                                  *

     Consolidated Statements of Stockholders' Equity                      *

     Consolidated Statements of Cash Flows                                *

     Notes to Consolidated Financial Statements                           *

Independent Auditors' Report                                              *

* Incorporated by reference to the 1997 Annual Report to Stockholders, filed with the Commission pursuant to Rule 12b-23, portions of which are attached.

Independent Auditors' Report on Schedule                                  8

Schedule:

     II   Valuation and Qualifying Accounts for the years ended
          December 31, 1997, 1996 and 1995                                9

All other schedules are not submitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements and related Notes in the 1997 Annual Report to Stockholders.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Stockholders and Board of Directors of Market Facts, Inc.:

Under date of February 25, 1998, we reported on the consolidated balance sheets of Market Facts, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP
Chicago, Illinois
February 25, 1998

                      MARKET FACTS, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS


                                                                            Years Ended December 31,
                                                           ----------------------------------------------------------
                                                                  1997                1996                1995
                                                           ------------------  ------------------  ------------------
Allowance For Doubtful Accounts:
   Balance at beginning of year                                   $1,007,243          $  838,203            $668,805
   Provision                                                         107,299             197,602             197,515
   Write-offs of uncollectible accounts                               (9,772)            (28,260)            (29,661)
   Cumulative foreign currency translation                            (3,219)               (302)              1,544
                                                                  ----------          ----------            --------
   Balance at end of year                                         $1,101,551          $1,007,243            $838,203
                                                                  ==========          ==========            ========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information regarding the directors of the Registrant is included under the caption "Election of Directors" in the Registrant's proxy statement for the Registrant's 1998 Annual Meeting* and is incorporated herein by reference. Information regarding the executive officers of the Registrant is included under a separate caption at the end of Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11.   EXECUTIVE COMPENSATION


Information regarding the above is included under the captions "Remuneration of Named Executive Officers" and "Employment Agreements" in the Registrant's proxy statement for the Registrant's 1998 Annual Meeting* and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Information regarding the above is included in the following sections of the Registrant's proxy statement for the Registrant's 1998 Annual Meeting*, which sections are hereby incorporated by reference:

           Security Ownership of Five Percent Beneficial Owners - page 3

           Security Ownership of Directors and Executive Officers- page 4


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Information regarding the above is included in the following sections of the Registrant's proxy statement for the Registrant's 1998 Annual Meeting*, which sections are hereby incorporated by reference:

           Certain Transactions - pages 11 - 12

__________
* to be filed within 120 days after the end of the Registrant's fiscal year.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1) Financial Statements as indexed on page 7.
(a)    (2) Financial Statement Schedule as indexed on page 7.

The consolidated balance sheets as of December 31, 1997 and 1996, and the consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, together with the report of the independent auditors, and management's discussion and analysis of financial condition and results of operations are contained in the Registrant's 1997 Annual Report to Stockholders, portions of which are filed with this Form 10-K and are incorporated herein by reference.

(a)    (3) See list of exhibits set forth in the Index on pages 13 and 14.
(b)        None.
(c)        See list of exhibits set forth in the Index on pages 13 and 14.
(d)        Financial Statement Schedule as indexed on page 7.



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

By:    ANTHONY J. SOLARZ
   ---------------------
       Anthony J. Solarz
       Controller
       (Principal Accounting Officer)

Dated: March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


VERNE B. CHURCHILL
------------------                                 ---------------------
Verne B. Churchill                                 William W. Boyd
Chairman of the Board                              Director


THOMAS H. PAYNE                                    JEFFERY A. OYSTER
------------------                                 ---------------------
Thomas H. Payne                                    Jeffery A. Oyster
President, Chief Executive Officer                 Director
and Director


TIMOTHY J. SULLIVAN
-------------------                                ---------------------
Timothy J. Sullivan                                Karen E. Predow
Chief Financial Officer, Senior Vice President,    Director
Treasurer, Assistant Secretary and Director
(Principal Financial Officer)


LAWRENCE W. LABASH
-------------------                                ---------------------
Lawrence W. Labash                                 Ned L. Sherwood
Senior Vice President                              Director
and Director


SANFORD M. SCHWARTZ
-------------------                                ---------------------
Sanford M. Schwartz                                Jack R. Wentworth
Executive Vice President, President of             Director
Market Facts - New York, Inc.
and Director


ANTHONY J. SOLARZ
-----------------
Anthony J. Solarz
Controller
(Principal Accounting Officer)






March 25, 1998

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

  (3)(b)   By-laws as Amended and Currently in Effect. (11)

  (4)(a)   Article Fourth of the Company's Restated Certificate of Incorporation
           (5), as amended. (14)

  (4)(b)   Rights Agreement as Amended and Currently in Effect. (3)

  (4)(c) Certificate of Designation, Preferences and Rights of Series B Preferred Stock. (10)

  (10.1) Term Note dated February 23, 1995 between Market Facts, Inc. and Verne Churchill. (4)*

  (10.2) Term Note dated February 23, 1995 between Market Facts, Inc. and Lawrence Labash. (4)*

  (10.3) Term Note dated February 23, 1995 between Market Facts, Inc. and Thomas Payne. (4)*

  (10.4) Term Note dated February 23, 1995 between Market Facts, Inc. and Glenn Schmidt. (4)*

  (10.5) Term Note dated February 23, 1995 between Market Facts, Inc. and Timothy Sullivan. (16)*

  (10.6) Demand Note and London Interbank Offered Rate Borrowing Agreement dated April 30, 1997, between the Company and American National Bank and Trust Company of Chicago. (16)

  (10.7) Mortgage and Security Agreement dated April 11, 1990 between American National Bank and Trust Company as Trustee under Trust No. 110201-04 and The Manufacturers Life Insurance Company together with Mortgage Note. (2)

  (10.8) Credit Agreement dated June 7, 1996, between the Company and Harris Trust and Savings Bank (6), as amended, and Revolving Credit Note dated September 4, 1997 relating thereto. (16)

  (10.9)   Employment Agreement with Thomas H. Payne. (13)*

  (10.10)  Employment Agreement with Lawrence W. Labash. (13)*

  (10.11)  Employment Agreement with Timothy J. Sullivan. (13)*

  (10.12)  Employment Agreement with Sanford M. Schwartz.*

  (10.13) Indemnity Agreement with Jack R. Wentworth dated July 15, 1994. (1)* Substantially identical agreements were also entered into with the following individuals:
           William W. Boyd                 Karen E. Predow
           Verne B. Churchill              Thomas H. Payne
           Lawrence W. Labash              Sanford M. Schwartz

  (10.14) Term Note dated March 29, 1996 between Market Facts, Inc. and Verne Churchill. (5)*

  (10.15) Term Note dated March 29, 1996 between Market Facts, Inc. and Thomas Payne. (5)*

  (10.16) Term Note dated March 29, 1996 between Market Facts, Inc. and Glenn Schmidt. (5)*

  (10.17) Term Note dated March 29, 1996 between Market Facts, Inc. and Lawrence Labash. (5)*

  (10.18) Term Note dated March 29, 1996 between Market Facts, Inc. and Timothy Sullivan. (16)*

  (10.19)  Indemnity Agreement with Timothy Sullivan dated September 3, 1997.
           (16)* Substantially identical agreements were also entered into with Ned Sherwood and Jeffery Oyster.

  (10.20) Investment Agreement dated June 6, 1996 among the Company, MFI Investors L.P. and MFI Associates, Inc. (7)

  (10.21) Financial Advisory Agreement dated June 6, 1996 between the Company and MFI Investors L.P. (8)

Exhibit Number  Description
--------------  -----------

  (10.22) Convertible Note dated June 6, 1996 in the principal amount of $8,250,000 issued by the Company to MFI Investors L.P. (9)

  (10.23)  Market Facts, Inc. 1996 Stock Plan. (12)*

  (10.24) Stock Purchase Agreement by and among Market Facts, Inc., Kathleen Knight, Robert Skolnick, Gunilla Broadbent and BAIGlobal, Inc. dated as of July 31 1997. (15)

  (10.25)  Employment Agreement with Kathleen Knight. (15)*

  (10.26)  Employment Agreement with Robert Skolnick. (15)*

  (10.27)  Employment Agreement with Gunilla Broadbent. (15)*

  (10.28) Underwriting Agreement dated October 21, 1997 by and among Market Facts, Inc., MFI Investors L.P. and the several underwriters named therein. (16)

  (10.29) Promissory Note dated April 1, 1994 between Market Facts, Inc. and Timothy Sullivan. (16)*

  (10.30) Term Note dated December 12, 1997 between Market Facts, Inc. and Sanford M. Schwartz.*

  (13) Portions of the 1997 Annual Report to Stockholders incorporated herein by reference.

  (21)     Subsidiaries of the Registrant.

  (23)     Consent of KPMG Peat Marwick LLP.

  (27)     Financial Data Schedules.
__________________

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

(12) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

(13) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(14) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(15) Incorporated by reference to Registrant's Form 8-K dated July 31, 1997.

(16) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.