Form 10-Q
period 1998-03-31
MARKET FACTS INC
filed 1998-05-12
CIK 62465

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1998
                                     -----------------------------------
                                      OR

[R] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    -----------------    ----------------

     Commission file number  0-04781
                             -------

                              MARKET FACTS, INC.
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      36-2061602
-------------------------------                  ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


3040 West Salt Creek Lane, Arlington Heights, Illinois                60005
------------------------------------------------------              ----------
       (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (847) 590-7000
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

     8,842,308 common shares as of  May 7, 1998
--------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.


                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                  As of March 31, 1998 and December 31, 1997


                                    Assets
                                    ------

                                                                            March 31,     December 31,
                                                                               1998            1997
                                                                          --------------  --------------
Current Assets:
  Cash  and cash equivalents                                               $ 19,738,496    $ 36,444,256
  Certificate of deposit                                                         50,000          50,000
     Accounts receivable:
     Trade, less allowance for doubtful accounts of
     $1,167,443 in 1998 and $1,101,551 in 1997                               15,073,112      20,085,658
     Other                                                                       63,725          60,189
  Notes receivable                                                              180,759         188,844
  Revenues earned on contracts in progress
     in excess of billings                                                    7,750,625       4,618,736
  Deferred income taxes                                                       1,136,517       1,136,254
  Prepaid expenses and other assets                                             602,784         514,323
--------------------------------------------------------------------------------------------------------
        Total Current Assets                                                 44,596,018      63,098,260
--------------------------------------------------------------------------------------------------------

Property, at cost                                                            32,648,265      30,356,209
  Less accumulated depreciation and amortization                            (14,034,614)    (13,274,711)
--------------------------------------------------------------------------------------------------------
        Net Property                                                         18,613,651      17,081,498
--------------------------------------------------------------------------------------------------------

Other Assets:
  Goodwill and other intangibles, net of accumulated amortization
     of $300,751 in 1998 and $229,772 in 1997                                21,763,873       4,959,752
  Deferred income taxes, noncurrent                                           1,156,093       1,063,833
  Investment in affiliated companies                                            478,404         688,404
--------------------------------------------------------------------------------------------------------
        Total Other Assets                                                   23,398,370       6,711,989
--------------------------------------------------------------------------------------------------------

        Total Assets                                                       $ 86,608,039   $  86,891,747
========================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      Market Facts, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                  As of March 31, 1998 and December 31, 1997


                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                                                 March 31,      December 31,
                                                                                    1998            1997
                                                                                ------------    ------------
Current Liabilities:
 Accrued expenses                                                               $  8,681,822    $ 10,052,639
 Billings in excess of revenues earned
  on contracts in progress                                                         7,248,817       9,267,185
 Accounts payable                                                                  3,461,273       2,380,596
 Income taxes                                                                      1,202,193         945,449
 Current portion of obligations under capital leases                                 151,664         154,991
 Current portion of long-term debt                                                   136,546         136,546
------------------------------------------------------------------------------------------------------------
             Total Current Liabilities                                            20,882,315      22,937,406
------------------------------------------------------------------------------------------------------------

Long-Term Liabilities:
 Long-term debt                                                                   10,126,201      10,159,110
 Obligations under capital leases, noncurrent portion                                605,610         249,978
------------------------------------------------------------------------------------------------------------
             Total Long-Term Liabilities                                          10,731,811      10,409,088
------------------------------------------------------------------------------------------------------------
             Total Liabilities                                                    31,614,126      33,346,494
------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
 Preferred stock, no par value; 500,000 shares authorized;
  Series A - none issued; Series B - 100 shares issue                                     --              --
 Common stock, $1 par value; 15,000,000 shares authorized; 10,880,858 shares
   issued as of March 31, 1998 and 10,875,258 as of December 31, 1997             10,880,858      10,875,258
 Capital in excess of par value                                                   44,726,050      44,707,038
 Cumulative foreign currency translation                                            (122,882)       (133,632)
 Retained earnings                                                                14,063,567      12,672,160
------------------------------------------------------------------------------------------------------------
                                                                                  69,547,593      68,120,824

 Less 2,042,550 shares of treasury common stock at cost                          (13,891,966)    (13,891,966)
 Less other transactions involving common stock                                     (661,714)       (683,605)
------------------------------------------------------------------------------------------------------------
             Total Stockholders' Equity                                           54,993,913      53,545,253
------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                         $ 86,608,039    $ 86,891,747
============================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      Market Facts, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
              For The Three Months Ended March 31, 1998 and 1997

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                             1998             1997
                                                                          -----------      -----------
Revenue                                                                   $29,245,281      $21,581,422
------------------------------------------------------------------------------------------------------
Direct Costs:
 Payroll                                                                    5,342,539        4,038,070
 Other expenses                                                            11,254,038        7,812,798
------------------------------------------------------------------------------------------------------
   Total                                                                   16,596,577       11,850,868
------------------------------------------------------------------------------------------------------
   Gross Margin                                                            12,648,704        9,730,554
------------------------------------------------------------------------------------------------------
Operating Expenses:
 Selling                                                                    1,131,678          736,487
 General and administrative                                                 8,837,614        7,039,525
 Contributions to profit sharing and employee stock ownership plans           312,325          257,046
------------------------------------------------------------------------------------------------------
   Total                                                                   10,281,617        8,033,058
------------------------------------------------------------------------------------------------------
   Income from Operations                                                   2,367,087        1,697,496
------------------------------------------------------------------------------------------------------
Other Income (Expense):
 Interest expense                                                            (281,262)        (278,400)
 Interest income                                                              331,537           22,449
 Other income, net                                                             10,823           13,518
------------------------------------------------------------------------------------------------------
   Total                                                                       61,098         (242,433)
------------------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                                    2,428,185        1,455,063
Provision For Income Taxes                                                  1,036,778          620,441
------------------------------------------------------------------------------------------------------
Net Income                                                                $ 1,391,407      $   834,622
======================================================================================================
Basic Earnings Per Share                                                  $       .16      $       .12
======================================================================================================
Diluted Earnings Per Share                                                $       .15      $       .12
======================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      Market Facts, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
              For The Three Months Ended March 31, 1998 and 1997

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                      1998           1997
                                                                                 --------------   -----------
Cash Flows From Operating Activities:
 Net income                                                                      $  1,391,407     $   834,622
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                       821,131         907,626
  Deferred income taxes                                                               (92,049)             --
  Vesting of restricted stock and demand notes receivable                              13,858          13,858
  Change in assets and liabilities:
   Accounts receivable                                                              5,667,469       2,697,944
   Prepaid expenses and other assets                                                  (11,734)        (74,962)
   Billings in excess of (less than) revenues earned on contracts in progress      (5,736,615)         25,378
   Accounts payable and accrued expenses                                           (1,442,214)     (1,928,185)
   Income taxes                                                                       256,768          39,916
-------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                         868,021       2,516,197
-------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
 Acquisition of businesses, net of acquired cash                                  (15,591,392)             --
 Purchases of property                                                             (1,789,530)       (609,189)
 Proceeds from notes receivable                                                        16,118          83,209
-------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                         (17,364,804)       (525,980)
-------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
 Repayment of short-term borrowings                                                (1,205,864)     (3,791,162)
 Proceeds from short-term borrowings                                                1,055,864       2,826,369
 Reduction of obligations under capital leases and long-term debt                     (85,515)       (314,699)
 Proceeds from exercise of stock options                                               24,612              --
-------------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                                            (210,903)     (1,279,492)
-------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                 1,926            (136)
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              (16,705,760)        710,589
Cash and cash equivalents at beginning of period                                   36,444,256         129,428
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $ 19,738,496     $   840,017
=============================================================================================================
Cash Paid During The Period For:
 Interest                                                                        $    280,331     $   278,424
 Income taxes, net of refunds                                                         836,145         580,644
=============================================================================================================
Supplemental Schedule of Non Cash Activities:
 Capital lease obligation incurred on lease of equipment                         $    358,391     $        --
=============================================================================================================

See accompanying notes to condensed consolidated financial statements.

Notes to Financial Statements

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements of Market Facts, Inc. and Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information regarding the Company's most recently completed fiscal years, refer to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2 - Adjustments and Reclassifications
------------------------------------------

The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim financial statements.

Note 3 - Revenue Recognition
----------------------------

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

Note 4 - Earnings Per Share
---------------------------

Reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 1998 and 1997 are as follows:


                                                        Three Months Ended March 31, 1998
                                                        ---------------------------------
                                                                                Per Share
                                                          Income     Shares      Amount
                                                        ----------  ---------   ---------
Basic Earnings Per Share
  Net income                                            $1,391,407  8,834,939    $  .16
                                                                                =========
Effect of Dilutive Securities
  Stock options                                              --       314,396
                                                        ----------  ---------
Diluted Earnings Per Share
  Income available to common stockholders plus
     assumed conversions                                $1,391,407  9,149,335    $  .15
                                                        ==========  =========   =========


                                                        Three Months Ended March 31, 1998
                                                        ---------------------------------
                                                                                Per Share
                                                          Income     Shares      Amount
                                                        ----------  ---------   ---------
Basic Earnings Per Share
  Net income                                            $  834,622  6,923,708    $  .12
                                                                                =========
Effect of Dilutive Securities
  Stock options                                              --       192,240
                                                        ----------  ---------
Diluted Earnings Per Share
  Income available to common stockholders plus
     assumed conversions                                $  834,622  7,115,948    $  .12
                                                        ==========  =========   =========

Note 5 - Comprehensive Income
-----------------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income was as follows:


                                                       Three Months Ended March 31,
                                                           1998             1997
                                                       ----------------------------
     Net income..................................       $ 1,391,407      $ 834,622
     Other comprehensive income:
       Foreign currency translation adjustments..       $    10,750      $ (13,749)
                                                        -----------      ---------
     Comprehensive income                               $ 1,402,157      $ 820,873
                                                        ===========      =========

Note 6 - Acquisition of Strategy Research Corporation
-----------------------------------------------------

On January 1, 1998, the Company acquired the remaining 90% of the outstanding stock of Strategy Research Corporation ("Strategy Research"). Prior to 1998, the Company held a 10% interest in Strategy Research. Strategy Research is a full service market research company specializing in the Latin American and U.S. Hispanic markets. The purchase price was an amount equal to (i) $1,192,000 in cash paid at closing, (ii) the assumption of $150,000 of bank debt, and (iii) up to $1,950,000 of possible contingent payments based on Strategy Research exceeding certain earnings targets for 1998 and 1999. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed of $1,416,012 has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. This preliminary allocation of purchase price is subject to further adjustments; however, the Company does not expect the estimated values to change materially upon finalization of the allocation of the purchase price. The operating results of Strategy Research have been included in the consolidated statements of earnings and cash flows since the date of acquisition.

Note 7 - Acquisition of Tandem Research Associates, Inc.
--------------------------------------------------------

On March 31, 1998, TRA Acquisition Corp. ("TRA"), a wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of Tandem Research Associates, Inc. ("Tandem Research"), a 16 year-old firm providing specialized custom and multi-client research products and services to leading pharmaceutical companies and emerging biotech firms. The purchase price was an amount equal to (i) $14,424,000 in cash paid at closing, (ii) the assumption of approximately $590,000 of customer deposit liabilities, and (iii) additional contingent payments based on TRA exceeding certain earnings targets for the period April 1, 1998 through March 31, 2001 (the "Additional Purchase Price"). the Additional Purchase Price equals (i) 3.25 multiplied by the amount by which TRA's aggregate earnings before interest and income taxes ("EBIT") during each year in the three-year period after the closing exceeds certain specified amounts, up to a maximum aggregate payment of $9,000,000, plus (ii) fifty percent of TRA's aggregate EBIT during the three-year period after the closing in excess of $9,931,000. At the election of Tandem Research, up to twenty-five percent of the Additional Purchase Price may be payable in shares of the Company's common stock.

The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed of $15,434,088 has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. This preliminary allocation of purchase price is subject to further adjustments; however, the Company does not expect the estimated values to change materially upon finalization of the allocation of the purchase price.

The operating results of TRA will be included in the consolidated statements of earnings and cash flows beginning April 1, 1998. The following unaudited pro forma financial information is provided for the three months ended March 31, 1998 and 1997 as though the acquisition had taken place at the beginning of the periods being reported on:


                                 Three Months Ended March 31,
                                     1998             1997
                                 ----------------------------
  Revenue.....................    $30,585,227     $23,099,006
  Net Income..................    $ 1,754,482     $ 1,226,327
  Basic Earnings Per Share        $       .20     $       .18
  Diluted Earnings Per Share      $       .19     $       .17

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity depends primarily upon its net income, accounts receivable, accounts payable and accrued expenses. Historically, the Company has financed its operations through cash generated from operating activities and bank lines of credit. In October 1997, the Company generated $36.9 million in net proceeds from a public offering of its common stock. The Company intends to continue using the net proceeds as working capital and for general corporate purposes, including acquisitions, investments in technology, new product development and joint ventures.

During the first three months of 1998, cash and cash equivalents decreased by $16.7 million. The decrease primarily relates to the acquisitions of Tandem Research and Strategy Research Corporation. Net cash flow provided by operating activities was $.9 million in the first three months of 1998 compared to $2.5 million in the same period of 1997. The decrease in 1998 compared to the same period in 1997 was due primarily to the timing of billings on contracts in progress, partially offset by improved collection of client accounts receivable and increased net income. Cash used in investing activities was $17.4 million in 1998 compared to $.5 million in 1997. The increase in 1998 compared to the same period in 1997 was due primarily to the acquisitions of Tandem Research and Strategy Research Corporation and increased purchases of property primarily relating to investments in technology. Cash used in financing activities was $.2 million in 1998 compared to $1.3 million in 1997. The decrease in 1998 compared to the same period in 1997 was due primarily to higher net repayments of short-term borrowings in 1997.

The Company has available borrowings under established bank credit facilities totaling $13.7 million. There were no borrowings outstanding under these arrangements at March 31, 1998 and December 31, 1997.

The Company believes that the net proceeds from the 1997 public offering of its common stock, cash flow from operations and borrowings available from its bank credit facilities will be sufficient to meet its working capital expenditure requirements for the foreseeable future. It is the Company's intention to continue to pursue acquisition opportunities as a means to grow, and these acquisitions may require an amount of capital that exceeds that available from the proceeds of the 1997 public offering, cash from operations and existing bank arrangements.

Results of Operations
---------------------
Comparison of First Quarter 1998 to First Quarter 1997
------------------------------------------------------

The Company had first quarter revenue of $29.2 million in 1998, an increase of 35.5% over the same period in 1997. The increase in revenue was due primarily to the impact of acquisitions made during the past twelve months, continued expansion of marketing research services within the Company's existing client base and the addition of clients for whom the Company did not perform any research services during the previous fiscal year.

Gross margin for the first quarter of 1998 was $12.6 million, an increase of 30.0% over the same period in 1997. The increase in gross margin was primarily due to the growth in revenue. Gross margin as a percentage of revenue was 43.3% in 1998 compared to 45.1% in 1997. The decrease in the gross margin percentage is the result of an unusually high gross margin percentage in the first quarter of 1997 attributable to a larger mix of business from clients which yielded higher gross margins.

Operating expenses for the first quarter of 1998 rose by $2.2 million, an increase of 28.0% compared to the same period in 1997. The increase in operating expenses was due primarily to the impact of acquisitions made during the past twelve months and increased spending to grow the Consumer Mail Panel. Operating expenses as a percentage of revenue decreased during the first quarter of 1998 to 35.2% from 37.2% for the same period in 1997.

Other income increased $.3 million during the first quarter of 1998 due to interest earned on the remaining proceeds from the 1997 public offering of common stock.

Net income rose 66.7% to $1.4 million or 4.8% of revenue compared to $.8 million and 3.9% of revenue during the same period in 1997. Basic earnings per share increased 33.3% to $.16 for the first quarter of 1998 compared to $.12 for the same period in 1997. Diluted earnings per share increased 25.0% to $.15 for the first quarter of 1998 compared to $.12 for the same period in 1997.

Year 2000
---------

The Company is aware of issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. Management is in the process of assessing the Year 2000 compliance expense and the related potential effect on the Company's earnings.


                          PART II - OTHER INFORMATION


Item 5.   Other Information.

Forward-Looking Statements
--------------------------

Certain statements made from time to time by the Company, including statements in the Management's Discussion and Analysis section above, constitute "forward-looking statements" made in reliance upon the safe harbor contained in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include those relating to growth through acquisition opportunities and statements relating to the Company or its operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including without limitation, the following:

Reliance on Key Clients. The Company's five largest clients accounted for approximately 26%, 26% and 25% of the Company's total revenues in 1995, 1996 and 1997, respectively, with one client, Procter & Gamble, accounting for 12%, 10% and 11%, respectively, of such revenues. The Company generally does not enter into long-term contracts with its clients, but operates on a project-by-project basis. For most of its clients, the Company is not the exclusive provider of market research services and, therefore, such clients could decrease the amount of research projects awarded to the Company at any time. Although approximately 90% of the Company's revenue in 1997 was from clients for whom the Company had performed work in the previous year, the loss of one or more of the Company's largest clients, or a significant reduction in business from such clients could have a material adverse effect on the Company.

Fluctuations in Demand for Market Research. Demand for the Company's research services can be affected by a number of factors outside the Company's control, including fluctuations in clients' marketing budgets, changes in economic conditions, consolidation and other industry trends and changes in the management or ownership of a client. In addition, a client's market research activities are often dependent on the timing of its new product introductions and reformulations. As a result of such factors, the amount of market research conducted by the Company for each of its clients has varied in the past and is likely to continue to vary from quarter to quarter in the future. These variations can contribute to fluctuations in the Company's operating results from period to period.

Variability of Quarterly Operating Results. The Company's revenues and earnings may fluctuate from quarter to quarter based on such factors as the number, size and scope of projects in which the Company is engaged, the terms and degree of completion of such projects, expenditures required by the Company in connection with such projects, any delays incurred in connection with such projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions.

Risks Associated with Acquisitions and Failure to Integrate Acquired Businesses; Limited Prior Acquisition Experience. The Company has recently completed several acquisitions and intends to continue expanding through acquisitions as part of its business strategy. However, there is significant competition for attractive acquisition candidates, and there can be no assurance that the Company will be able to identify and acquire attractive acquisition candidates.

Additionally, the Company has had limited prior experience regarding acquisitions, and there can be no assurance that the Company will be able to profitably manage acquired companies or successfully integrate such acquired companies without substantial costs, delays or other problems. Successful integration of the recent acquisitions will require the experience and expertise of the senior management teams of the acquired companies, which are expected to remain with the Company. There can be no assurance that the members of senior management will remain with the Company for the time period necessary to successfully integrate the recent acquisitions. Future acquisitions may entail the payment of consideration in excess of book value, may result in the issuance of additional shares of common stock or the incurrence of additional indebtedness by the Company, and could have a dilutive effect on the earnings or book value per share of common stock.

Competition. The custom market research industry is highly fragmented. The Company faces direct competition from a large number of relatively small organizations that serve niche markets but lack the capability to provide a full range of products and services. Although the Company estimates that it is among the six largest custom market research firms in the United States, as measured by 1996 revenue, it faces direct competition from a small number of larger concerns with resources greater than those of the Company. The Company believes that as the industry continues to consolidate, it will face increasing competition from these concerns not only for clients but also for acquisition candidates. Furthermore, the Company is subject to competition from the marketing research departments of clients and potential clients, advertising agencies and survey research departments affiliated with universities and government agencies.

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

Ability to Continue Company Growth; Management of Growth. For the three-year period ended December 31, 1997, the Company's revenue and net income increased at a compound annual growth rate of 22% and 60%, respectively. There can be no assurance that the Company will be able to sustain its recent increases in operating results. Furthermore, if the Company continues to grow, there can be no assurance that management will be effective in attracting and retaining additional qualified personnel, expanding the Company's physical facilities, updating the Company's systems, procedures and controls, integrating any acquired businesses or otherwise managing growth. Any inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks of International Expansion. An important part of the Company's business strategy is to be able to provide market research products and services to its clients globally and it intends to continue seeking acquisitions, joint ventures and strategic alliances globally to enhance its existing capabilities. The international operations of the Company and of its international joint ventures are subject to numerous challenges and risks inherent in conducting business internationally, including maintenance of an international data collection network that adheres to the Company's quality standards, currency control laws, fluctuations in exchange rates, political turmoil, war, foreign economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles and potentially adverse tax consequences. Further, the Company may not be able to effectively control their operations, and there is no assurance that the Company will be able to successfully meet the needs of its clients through these joint ventures.

Volatility of Stock Price. The Company's common stock has historically been subject to wide price fluctuations in response to a variety of factors, including quarterly variations in operating results, the introduction of new services or products by the Company, its clients or its competitors, announcements of acquisitions, strategic alliances and joint ventures, general conditions in the market research industry, and general economic and market conditions. Additionally, the stock market in general has experienced extreme price volatility in recent years. There can be no assurance that the price of the common stock will increase in the future or be maintained at its recent levels.

Dependence on Proprietary Technology. The Company considers most of its software, database management methods, modeling techniques and other database information strategies to be proprietary trade secrets and relies on a combination of trade secret, trademark, copyright and other intellectual property laws, as well as contractual agreements, to protect its rights to such intellectual property. However, due to the difficulty of monitoring the unauthorized use of and access to the Company's intellectual property, such measures may not provide adequate protection. In addition, there can be no assurance that the courts will enforce the contractual arrangements which the Company has entered into to protect its proprietary technology. Any misappropriation of the Company's intellectual property could have a material adverse effect on the Company's business.

Risk of Declining Response Rates. The Company's ability to provide timely and accurate custom market research to its clients depends on its ability to collect high quality data through its Consumer Mail Panel(SM) ("CMP"), its own broad-based panel of consumer households, random telephone interviewing, and other sources. Response rates in the industry, exclusive of consumer mail panels, have generally declined in recent years, which could result in lower quality data and increased project costs. If the Company is unable to recruit and maintain appropriate CMP members, or if receptivity to the Company's questionnaires and other data collection methods by respondents declines, or if the Company is for any other reason unable to rely on the integrity of the data it receives, the Company's ability to market and sell its research products would be materially and adversely affected.

Reliance on Key Personnel. The Company's future performance will depend to a significant extent upon the efforts and abilities of key personnel who have expertise in custom market research and have established relationships with the Company's key clients. Although customer relationships are managed at many levels in the Company, the loss of one or more of the Company's key employees could have an adverse effect on the Company's relationship with one or more clients served by such persons. The Company's success also depends on its ability to hire, train and retain skilled personnel in all areas of its business. Competition for qualified personnel in the Company's industry is substantial. There can be no assurance that the Company will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

See Index to Exhibits immediately following the signature page.

(b)  Reports on Form 8-K.

A report on Form 8-K dated March 31, 1998 was filed on April 8, 1998, reporting under Item 2 thereof the acquisition of Tandem Research Associates, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Market Facts, Inc.
                                              ------------------
                                                 (Registrant)


Date:   May 7, 1998                            Timothy J. Sullivan
        -----------                            -------------------
                                               Timothy J. Sullivan
                                 Chief Financial Officer, Senior Vice President,
                                   Treasurer, Assistant Secretary and Director
                                          (Principal Financial Officer)


Date:   May 7, 1998                                Anthony J. Solarz
        -----------                                -----------------
                                                   Anthony J. Solarz
                                                      Controller
                                            (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit Number  Description
--------------  -----------

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

  (10.5) Term Note dated February 23, 1995 between Market Facts, Inc. and Timothy Sullivan. (16)

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

  (10.9)        Employment Agreement with Thomas H. Payne. (13)

  (10.10)       Employment Agreement with Lawrence W. Labash. (13)

  (10.11)       Employment Agreement with Timothy J. Sullivan. (13)

  (10.12)       Employment Agreement with Sanford M. Schwartz. (17)

  (10.13)       Indemnity Agreement with Jack R. Wentworth dated July 15, 1994.
                (1) Substantially identical agreements were also entered into with the following individuals:
                William W. Boyd          Karen E. Predow
                Verne B. Churchill       Thomas H. Payne
                Lawrence W. Labash       Sanford M. Schwartz

  (10.14) Term Note dated March 29, 1996 between Market Facts, Inc. and Verne Churchill. (5)

  (10.15) Term Note dated March 29, 1996 between Market Facts, Inc. and Thomas Payne. (5)

  (10.16) Term Note dated March 29, 1996 between Market Facts, Inc. and Glenn Schmidt. (5)

  (10.17) Term Note dated March 29, 1996 between Market Facts, Inc. and Lawrence Labash. (5)

  (10.18) Term Note dated March 29, 1996 between Market Facts, Inc. and Timothy Sullivan. (16)

  (10.19)       Indemnity Agreement with Timothy Sullivan dated September 3,
                1997. (16)

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

  (10.23)       Market Facts, Inc. 1996 Stock Plan. (12)

  (10.24) Stock Purchase Agreement by and among Market Facts, Inc., Kathleen Knight, Robert Skolnick, Gunilla Broadbent and BAIGlobal, Inc. dated as of July 31 1997. (15)

  (10.25)       Employment Agreement with Kathleen Knight. (15)

  (10.26)       Employment Agreement with Robert Skolnick. (15)

  (10.27)       Employment Agreement with Gunilla Broadbent. (15)

  (10.28) Underwriting Agreement dated October 21, 1997 by and among Market Facts, Inc., MFI Investors L.P. and the several underwriters named therein. (16)

  (10.29) Promissory Note dated April 1, 1994 between Market Facts, Inc. and Timothy Sullivan. (16)

  (10.30) Term Note dated December 12, 1997 between Market Facts, Inc. and Sanford M. Schwartz. (17)

  (10.31) Asset Purchase Agreement by and among Market Facts, Inc. TRA Acquisition Corp., Donald E. Rupnow, Daniel Fish and Tandem Research Associates, Inc. dated as of March 31, 1998. (18)

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

(13) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(14) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(15) Incorporated by reference to Registrant's Form 8-K dated July 31, 1997.

(16) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(17) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(18) Incorporated by reference to Registrant's Form 8-K dated March 31, 1998.