Form 10-Q
period 1998-06-30
MARKET FACTS INC
filed 1998-08-06
CIK 62465

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended              June 30, 1998
                                   ----------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    -----------------

     Commission file number        0-04781
                            -------------------

                              MARKET FACTS, INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    36-2061602
   ------------------------------                   -------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

3040 West Salt Creek Lane, Arlington Heights, Illinois         60005
------------------------------------------------------       ----------
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code      (847) 590-7000
                                                  -------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES /X/    NO  / /

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

       8,858,308 common shares as of August 3, 1998
----------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                      MARKET FACTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                                      ASSETS

                                                                      June 30,     December 31,
                                                                        1998           1997
                                                                     -----------   ------------
 CURRENT ASSETS:
  Cash and cash equivalents                                          $19,428,425   $36,444,256
  Certificate of deposit                                                  50,000        50,000
  Accounts receivable:
   Trade, less allowance for doubtful accounts of
   $1,203,835 in 1998 and $1,101,551 in 1997                          24,001,007     20,085,658
   Other                                                                  96,793         60,189
  Notes receivable                                                        12,480        188,844
  Revenues earned on contracts in progress
   in excess of billings                                               5,165,322      4,618,736
  Deferred income taxes                                                1,135,364      1,136,254
  Prepaid expenses and other assets                                      632,958        514,323
                                                                     -----------   ------------
      Total Current Assets                                            50,522,349     63,098,260
                                                                     -----------   ------------

 PROPERTY, AT COST                                                    33,379,090     30,356,209
  Less accumulated depreciation and amortization                     (14,608,608)   (13,274,711)
                                                                     -----------   ------------
      Net Property                                                    18,770,482     17,081,498
                                                                     -----------   ------------

 OTHER ASSETS:
  Goodwill and other intangibles, net of accumulated amortization
   of $526,453 in 1998 and $229,772 in 1997                           21,651,250      4,959,752
  Deferred income taxes, noncurrent                                    1,143,432      1,063,833
  Investment in affiliated companies                                     478,404        688,404
                                                                     -----------   ------------
      Total Other Assets                                              23,273,086      6,711,989
                                                                     -----------   ------------

      Total Assets                                                   $92,565,917    $86,891,747
                                                                     -----------   ------------
                                                                     -----------   ------------

 See accompanying notes to condensed consolidated financial statements.

                      MARKET FACTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  June 30,     December 31,
                                                                                    1998           1997
                                                                                ------------   ------------
 CURRENT LIABILITIES:
  Accrued expenses                                                              $  9,260,101   $ 10,052,639
  Billings in excess of revenues earned
   on contracts in progress                                                       10,296,446      9,267,185
  Accounts payable                                                                 3,525,507      2,380,596
  Income taxes                                                                     1,241,330        945,449
  Current portion of obligations under capital leases                                160,321        154,991
  Current portion of long-term debt                                                  136,546        136,546
                                                                                ------------   ------------
      Total Current Liabilities                                                   24,620,251     22,937,406
                                                                                ------------   ------------

 LONG-TERM LIABILITIES:
  Long-term debt                                                                  10,092,486     10,159,110
  Obligations under capital leases, noncurrent portion                               830,530        249,978
                                                                                ------------   ------------
      Total Long-Term Liabilities                                                 10,923,016     10,409,088
                                                                                ------------   ------------
      Total Liabilities                                                           35,543,267     33,346,494
                                                                                ------------   ------------

 STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 500,000 shares authorized;
   Series A - none issued; Series B - 100 shares issued                                   --             --
  Common stock, $1 par value; 15,000,000 shares authorized; 10,890,458 shares
   issued as of June 30, 1998 and 10,875,258 as of December 31, 1997              10,890,458     10,875,258
  Capital in excess of par value                                                  44,758,642     44,707,038
  Cumulative foreign currency translation                                           (171,249)      (133,632)
  Retained earnings                                                               16,084,600     12,672,160
                                                                                ------------   ------------
                                                                                  71,562,451     68,120,824

  Less 2,042,550 shares of treasury common stock at cost                         (13,891,966)   (13,891,966)
  Less other transactions involving common stock                                    (647,835)      (683,605)
                                                                                ------------   ------------
      Total Stockholders' Equity                                                  57,022,650     53,545,253
                                                                                ------------   ------------
      Total Liabilities and Stockholders' Equity                               $  92,565,917   $ 86,891,747
                                                                                ------------   ------------
                                                                                ------------   ------------

 See accompanying notes to condensed consolidated financial statements.

                      MARKET FACTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                      Three Months Ended June 30,
                                                    -----------------------------
                                                         1998            1997
                                                    -------------    ------------
 REVENUE                                            $  34,165,477    $ 25,253,225
                                                    -------------    ------------
 DIRECT COSTS:
  Payroll                                               6,360,715       4,581,962
  Other expenses                                       12,709,160       9,503,515
                                                    -------------    ------------
    Total                                              19,069,875      14,085,477
                                                    -------------    ------------
    Gross Margin                                       15,095,602      11,167,748
                                                    -------------    ------------
 OPERATING EXPENSES:
  Selling                                               1,129,597         848,144
  General and administrative                           10,499,879       8,206,736
                                                    -------------    ------------
    Total                                              11,629,476       9,054,880
                                                    -------------    ------------
    Income from Operations                              3,466,126       2,112,868
                                                    -------------    ------------
 OTHER INCOME (EXPENSE):
  Interest expense                                      (285,708)        (264,461)
  Interest income                                         187,057           9,796
  Other income, net                                       122,748          33,393
                                                    -------------    ------------
    Total                                                  24,097        (221,272)
                                                    -------------    ------------
 Income Before Provision For Income Taxes               3,490,223       1,891,596
 Provision For Income Taxes                             1,469,190         811,025
                                                    -------------    ------------
 NET INCOME                                         $   2,021,033    $  1,080,571
                                                    -------------    ------------
                                                    -------------    ------------

 BASIC EARNINGS PER SHARE                           $         .23    $        .16
                                                    -------------    ------------
                                                    -------------    ------------

 DILUTED EARNINGS PER SHARE                         $         .22    $        .15
                                                    -------------    ------------
                                                    -------------    ------------

 See accompanying notes to condensed consolidated financial statements.

                      MARKET FACTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                      Six Months Ended June 30,
                                                         1998          1997
                                                    ------------- -------------
 REVENUE                                            $  63,410,758 $  46,834,647
 DIRECT COSTS:
  Payroll                                              11,703,254     8,620,032
  Other expenses                                       23,963,198    17,316,313
                                                    ------------- -------------
    Total                                              35,666,452    25,936,345
                                                    ------------- -------------
    Gross Margin                                       27,744,306    20,898,302
                                                    ------------- -------------
 OPERATING EXPENSES:
  Selling                                               2,261,275     1,584,631
  General and administrative                           19,649,818    15,503,307
                                                    ------------- -------------
    Total                                              21,911,093    17,087,938
                                                    ------------- -------------
    Income from Operations                              5,833,213     3,810,364
                                                    ------------- -------------
 OTHER INCOME (EXPENSE):
  Interest expense                                       (566,970)     (542,861)
  Interest income                                         518,594        32,245
  Other income, net                                       133,571        46,911
                                                    ------------- -------------
    Total                                                  85,195      (463,705)
                                                    ------------- -------------
 Income Before Provision For Income Taxes               5,918,408     3,346,659
 Provision For Income Taxes                             2,505,968     1,431,466
                                                    ------------- -------------
 NET INCOME                                          $  3,412,440  $  1,915,193
                                                    ------------- -------------
                                                    ------------- -------------

 BASIC EARNINGS PER SHARE                            $        .39  $        .28
                                                    ------------- -------------
                                                    ------------- -------------

 DILUTED EARNINGS PER SHARE                          $        .37  $        .27
                                                    ------------- -------------
                                                    ------------- -------------

 See accompanying notes to condensed consolidated financial statements.

                      MARKET FACTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                      Six Months Ended June 30,
                                                                        1998             1997
                                                                    ------------     ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $  3,412,440     $  1,915,193
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                       1,903,093        1,577,068
   Deferred income taxes                                                 (80,311)              --
   Vesting of restricted stock and demand notes receivable                23,757           27,717
   Net gain on disposal of property                                      (89,746)          (9,805)
   Change in assets and liabilities:
    Accounts receivable                                               (3,331,971)        (509,002)
    Prepaid expenses and other assets                                   (195,186)         (53,142)
    Billings in excess of (less than) revenues earned
    on contracts in progress                                            (108,556)         533,441
    Accounts payable and accrued expenses                               (745,204)         133,037
    Income taxes                                                         297,321         (745,032)
                                                                    ------------     ------------
        Net cash provided by operating activities                      1,085,637        2,869,475
                                                                    ------------     ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of acquired cash                    (15,592,471)              --
  Purchases of property                                               (2,451,680)      (1,172,815)
  Proceeds from the sale of property                                          --            9,805
  Investment in notes receivable                                              --         (150,000)
  Proceeds from notes receivable                                         188,377           91,316
                                                                    ------------     ------------
        Net cash used in investing activities                        (17,855,774)      (1,221,694)
                                                                    ------------     ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of short-term borrowings                                  (6,655,712)      (5,398,936)
  Proceeds from short-term borrowings                                  6,505,712        4,479,832
  Reduction of obligations under capital leases and
  long-term debt                                                        (155,480)        (372,703)
  Proceeds from exercise of stock options                                 66,804               --
                                                                    ------------     ------------
        Net cash used in financing activities                           (238,676)      (1,291,807)
                                                                    ------------     ------------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (7,018)            (894)
                                                                    ------------     ------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (17,015,831)         355,080
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     36,444,256          129,428
                                                                    ------------     ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 19,428,425     $    484,508
                                                                    ------------     ------------
                                                                    ------------     ------------
 CASH PAID DURING THE PERIOD FOR:
  Interest                                                          $    560,692     $    550,656
  Income taxes, net of refunds                                         2,286,386        2,176,348
                                                                    ------------     ------------
                                                                    ------------     ------------
 SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES:
  Capital lease obligation incurred on lease of equipment           $    643,132     $         --
                                                                    ------------     ------------
                                                                    ------------     ------------

 See accompanying notes to condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Market Facts, Inc. and Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information regarding the Company's most recently completed fiscal year, refer to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

NOTE 4 - EARNINGS PER SHARE

Reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 1998 and 1997, respectively are as follows:

                                                           Three Months Ended June 30, 1998
                                                       ----------------------------------------
                                                                                      Per Share
                                                         Income         Shares          Amount
                                                       ----------      ---------      ---------
Basic Earnings Per Share
   Net income                                          $2,021,033      8,843,908        $  .23
                                                                                      ---------
                                                                                      ---------
Effect of Dilutive Securities
   Stock options                                           --            342,905
                                                       ----------      ---------
Diluted Earnings Per Share
   Income available to common stockholders
      plus assumed conversions                         $2,021,033      9,186,813        $  .22
                                                       ----------      ---------      ---------
                                                       ----------      ---------      ---------

                                                             Six Months Ended June 30, 1998
                                                       ----------------------------------------
                                                                                      Per Share
                                                         Income         Shares          Amount
                                                       ----------      ---------      ---------
Basic Earnings Per Share
   Net income                                          $3,412,440      8,839,448       $  .39
                                                                                      ---------
                                                                                      ---------
Effect of Dilutive Securities
   Stock options                                           --            328,651
                                                       ----------      ---------
Diluted Earnings Per Share
   Income available to common stockholders
      plus assumed conversions                         $3,412,440      9,168,099       $  .37
                                                       ----------      ---------      ---------
                                                       ----------      ---------      ---------


                                                           Three Months Ended June 30, 1997
                                                       ----------------------------------------
                                                                                      Per Share
                                                        Income          Shares          Amount
                                                       ----------      ---------      ---------
Basic Earnings Per Share
   Net income                                          $1,080,571      6,923,708        $  .16
                                                                                      ---------
                                                                                      ---------
Effect of Dilutive Securities
   Stock options                                           --            238,523
                                                       ----------      ---------
Diluted Earnings Per Share
   Income available to common stockholders
      plus assumed conversions                         $1,080,571      7,162,231        $  .15
                                                       ----------      ---------      ---------
                                                       ----------      ---------      ---------

                                                             Six Months Ended June 30, 1997
                                                       ----------------------------------------
                                                                                      Per Share
                                                         Income         Shares          Amount
                                                       ----------      ---------      ---------
Basic Earnings Per Share
   Net income                                          $1,915,193      6,923,708        $  .28
                                                                                      ---------
                                                                                      ---------
Effect of Dilutive Securities
   Stock options                                           --            214,480
                                                       ----------      ---------
Diluted Earnings Per Share
   Income available to common stockholders
      plus assumed conversions                         $1,915,193      7,138,188        $  .27
                                                       ----------      ---------      ---------
                                                       ----------      ---------      ---------

NOTE 5 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income was as follows:

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                 ----------       ----------
   Net income                                    $2,021,033       $1,080,571
   Other comprehensive income:
    Foreign currency translation adjustments     $  (48,367)      $    3,328
                                                 ----------       ----------
   Comprehensive income                          $1,972,666       $1,083,899
                                                 ----------       ----------
                                                 ----------       ----------

                                                  Six Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                 ----------       ----------
   Net income                                    $3,412,440       $1,915,193
   Other comprehensive income:
    Foreign currency translation adjustments     $  (37,617)      $  (10,421)
                                                 ----------       ----------
   Comprehensive income                          $3,374,823       $1,904,772
                                                 ----------       ----------
                                                 ----------       ----------

Note 6 - Acquisition of Strategy Research Corporation

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

The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed of $15,397,167 has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. This preliminary allocation of purchase price is subject to further adjustments; however, the Company does not expect the estimated values to change materially upon finalization of the allocation of the purchase price. The operating results of TRA have been included in the consolidated statements of earnings and cash flows since the date of acquisition.

The following unaudited pro forma financial information is provided for the six months ended June 30, 1998 and 1997 as though the acquisition had taken place at the beginning of the periods being reported on:

                                   Six Months Ended June 30,
                                     1998             1997
                                  ------------    ------------
   Revenue                        $ 64,750,704    $ 49,976,402
   Net Income                     $  3,764,210    $  2,752,418
   Basic Earnings Per Share       $        .43    $        .40
   Diluted Earnings Per Share     $        .41    $        .39

The pro forma financial results do not necessarily reflect actual results which may have occurred if the acquisition had taken place at the beginning of the periods being reported on, nor are they necessarily indicative of the results of future combined operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity depends primarily upon its net income, accounts receivable, accounts payable and accrued expenses. Historically, the Company has financed its operations through cash generated from operating activities and bank lines of credit. In October 1997, the Company generated $36.9 million in net proceeds from a public offering of its common stock. The Company intends to continue using the remaining net proceeds as working capital and for general corporate purposes, including acquisitions, investments in technology, new product development and joint ventures.

During the first six months of 1998, cash and cash equivalents decreased by $17.0 million. The decrease was due primarily to the acquisitions of Tandem Research and Strategy Research. Net cash provided by operating activities was $1.1 million in the first six months of 1998 compared to $2.9 million in the same period in 1997. The decrease was due primarily to the timing of billings partially offset by increased net income. Cash used in investing activities was $17.9 million in the first six months of 1998 compared to $1.2 million in the same period in 1997. The increase in cash used was due primarily to the acquisitions of Tandem Research and Strategy Research and increased purchases of property primarily relating to investments in technology. Cash used in financing activities was $0.2 million in the first six months of 1998 compared to $1.3 million in the same period in 1997. The decrease in cash used was due primarily to higher net repayments of short-term borrowings in 1997.

The Company has available borrowings under established bank credit facilities totaling $13.7 million. There were no borrowings outstanding under these arrangements at June 30, 1998 and December 31, 1997.

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

RESULTS OF OPERATIONS
COMPARISON OF SECOND QUARTER 1998 TO SECOND QUARTER 1997

The Company had second quarter revenue of $34.2 million in 1998, an increase of 35.3% over the same period in 1997. The increase in revenue was due primarily to the impact of acquisitions made during the past twelve months, continued expansion of marketing research services within the Company's existing client base and the addition of clients for whom the Company did not perform any research services during the previous fiscal year.

Gross margin for the second quarter of 1998 was $15.1 million, an increase of 35.2% over the same period in 1997. The increase in gross margin was primarily due to the growth in revenue. Gross margin as a percentage of revenue remained constant at 44.2%.

Operating expenses for the second quarter of 1998 rose by $2.6 million, an increase of 28.4% compared to the same period in 1997. The increase in operating expenses was due primarily to the inclusion of operating expenses for the acquisitions made during the past twelve months and higher marketing staff expenses to support the growth in business. Operating expenses as a percentage of revenue decreased during the second quarter of 1998 to 34.0% from 35.9% for the same period in 1997.

Other income increased $0.2 million during the second quarter of 1998 due to interest earned on the remaining proceeds from the 1997 public offering.

Net income rose 87.0% to $2.0 million or 5.9% of revenue compared to $1.1 million or 4.3% of revenue during the same period in 1997. Basic earnings per share increased 43.8% to $.23 for the second quarter of 1998 compared to $.16 for the same period in 1997. Diluted earnings per share increased 46.7% to $.22 for the second quarter of 1998 compared to $.15 for the same period in 1997.

COMPARISON OF FIRST SIX MONTHS OF 1998 TO FIRST SIX MONTHS OF 1997

During the first six months of 1998, the Company had revenue of $63.4 million, an increase of 35.4% over the same period in 1997. The increase in revenue was due primarily to the impact of acquisitions made during the past twelve months, continued expansion of marketing research services within the Company's existing client base and the addition of clients for whom the Company did not perform any research services during the previous fiscal year.

Gross margin for the first six months of 1998 was $27.7 million, an increase of 32.8% over the same period in 1997. The increase in gross margin was primarily due to the growth in revenue. Gross margin as a percentage of revenue was 43.8% compared to 44.6% in 1997.

Operating expenses for the first six months of 1998 rose by $4.8 million, an increase of 28.2% compared to the same period in 1997. The increase in operating expenses was due primarily to the inclusion of operating expenses for the acquisitions made during the past twelve months, higher marketing staff expenses to support the growth in business and increased spending to grow the Consumer Mail Panel. Operating expenses as a percentage of revenue decreased during the first six months of 1998 to 34.6% from 36.5% for the same period in 1997.

Other income increased $0.5 million during the first six months of 1998 due to interest earned on the remaining proceeds from the 1997 public offering.

Net income for the first six months of 1998 rose 78.2% to $3.4 million or 5.4% of revenue compared to $1.9 million or 4.1% of revenue during the same period in 1997. Basic earnings per share increased 39.3% to $.39 for the first six months of 1998 compared to $.28 for the same period in 1997. Diluted earnings per share increased 37.0% to $.37 for the first six months of 1998 compared to $.27 for the same period in 1997.

YEAR 2000

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The Annual Stockholders' Meeting of the Company was held on April 30,
     1998.

(c) At the Annual Stockholders' Meeting, the Stockholders voted to elect three directors of the Company in an uncontested election, and to approve an amendment to the Market Facts, Inc. 1996 Stock Plan to increase the aggregate number of shares of Common Stock that may be issued pursuant to the Plan from 1,000,000 to 1,800,000. The results of the voting are stated below.

     (1)      the proposal to elect three directors of the Company:

                                                    Against
                                        For       Or Withheld
                                      ---------   -----------
        William W. Boyd*              8,056,192     36,220
        Timothy J. Sullivan*          8,047,526     44,886
        Jeffery A. Oyster**                 100          0

    (2)  the proposal to amend the Market Facts, Inc. 1996 Stock Plan:

                                            Broker
            For       Against   Abstain    Non-Vote
         ---------    -------   -------    --------
         6,228,872    990,214    37,690     845,848

    *          elected by the holders of Common Stock
    **         elected by the holder of Series B Preferred Stock

ITEM 5.  OTHER INFORMATION.

FORWARD-LOOKING STATEMENTS

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

COMPETITION. The custom market research industry is highly fragmented. The Company faces direct competition from a large number of relatively small organizations that serve niche markets but lack the capability to provide a full range of products and services. Although the Company estimates that it is among the six largest custom market research firms in the United States, as measured by 1997 revenue, it faces direct competition from a small number of larger concerns with resources greater than those of the Company. The Company believes that as the industry continues to consolidate, it will face increasing competition from these concerns not only for clients but also for acquisition candidates. Furthermore, the Company is subject to competition from the marketing research departments of clients and potential clients, advertising agencies and survey research departments affiliated with universities and government agencies.

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

RISK OF DECLINING RESPONSE RATES. The Company's ability to provide timely and accurate custom market research to its clients depends on its ability to collect high quality data through its Consumer Mail Panel-SM- ("CMP"), its own broad-based panel of consumer households, random telephone interviewing, and other sources. Response rates in the industry, exclusive of consumer mail panels, have generally declined in recent years, which could result in lower quality data and increased project costs. If the Company is unable to recruit and maintain appropriate CMP members, or if receptivity to the Company's questionnaires and other data collection methods by respondents declines, or if the Company is for any other reason unable to rely on the integrity of the data it receives, the Company's ability to market and sell its research products would be materially and adversely affected.

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

A report on Form 8-K/A dated March 31, 1998 was filed on June 11, 1998, amending Item 7 of the Form 8-K filed on April 8, 1998.

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

                                            Market Facts, Inc.
                                            ------------------
                                               (Registrant)


Date: August 3, 1998                        Timothy J. Sullivan
                                            -------------------
                                            Timothy J. Sullivan
                               Chief Financial Officer, Senior Vice President,
                                 Treasurer, Assistant Secretary and Director
                                         (Principal Financial Officer)

Date: August 3, 1998                         Anthony J. Solarz
                                             -----------------
                                             Anthony J. Solarz
                                       Vice President and Controller
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

  (10.23)          Market Facts, Inc. 1996 Stock Plan, as amended. (12)

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

  (10.32)          Termination Agreement dated June 4, 1998 between ZS Fund L.P. and the Company.

  (10.33)          Financial Advisory Agreement dated as of January 1, 1998 between ZS Fund L.P.
                    and the Company.

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

(12)   Incorporated by reference to Registrant's Form S-8 dated August _, 1998.

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