Form 10-Q
period 1998-09-30
MARKET FACTS INC
filed 1998-11-12
CIK 62465

                                      FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1998
                                      --------------------------------
                                  OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                   ----------     ----------------------
     Commission file number   0-04781
                             ---------------------

                            MARKET FACTS, INC.
------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

              Delaware                                     36-2061602
-------------------------------------              ---------------------------
(State or other jurisdiction of                          (I.R.S Employer
incorporation or organization)                     Employer Identification No.)

3040 West Salt Creek Lane, Arlington Heights, Illinois                60005
-------------------------------------------------------             ----------
      (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code     (847) 590-7000
                                                      -----------------------


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

     8,928,301 common shares as of  November 2, 1998
----------------------------------------------------------------------

                                 PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS.


                             Market Facts, Inc. and Subsidiaries
                            Condensed Consolidated Balance Sheets
                       As of September 30, 1998 and December 31, 1997

                                         ASSETS

                                                                    September 30,      December 31,
                                                                        1998                1997
                                                                    -------------      -------------
CURRENT ASSETS:
 Cash and cash equivalents                                          $ 20,085,311       $ 36,444,256
 Certificate of deposit                                                   50,000             50,000
 Accounts receivable:
  Trade, less allowance for doubtful accounts of
  $1,220,588 in 1998 and $1,101,551 in 1997                           19,470,505         20,085,658
  Other                                                                  116,154             60,189
 Notes receivable                                                         11,975            188,844
 Revenues earned on contracts in progress
  in excess of billings                                                8,127,885          4,618,736
 Deferred income taxes                                                 1,133,946          1,136,254
 Prepaid expenses and other assets                                       540,195            514,323
---------------------------------------------------------------------------------------------------
             Total Current Assets                                     49,535,971         63,098,260
---------------------------------------------------------------------------------------------------
PROPERTY, AT COST                                                     34,170,652         30,356,209
 Less accumulated depreciation and amortization                      (15,419,073)       (13,274,711)
---------------------------------------------------------------------------------------------------
             Net Property                                             18,751,579         17,081,498
---------------------------------------------------------------------------------------------------

OTHER ASSETS:
 Goodwill and other intangibles, net of accumulated amortization
  of $766,835 in 1998 and $229,772 in 1997                            25,791,602          4,959,752
 Deferred income taxes, noncurrent                                     1,142,298          1,063,833
 Investment in affiliated companies                                      441,843            688,404
---------------------------------------------------------------------------------------------------
             Total Other Assets                                       27,375,743          6,711,989
---------------------------------------------------------------------------------------------------
             Total Assets                                           $ 95,663,293       $ 86,891,747
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                             MARKET FACTS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     September 30,      December 31,
                                                                                         1998               1997
                                                                                     --------------    -------------
CURRENT LIABILITIES:
 Accrued expenses                                                                    $ 11,161,710       $ 10,052,639
 Billings in excess of revenues earned
  on contracts in progress                                                              8,629,649          9,267,185
 Accounts payable                                                                       2,955,901          2,380,596
 Income taxes                                                                           1,700,980            945,449
 Current portion of obligations under capital leases                                      158,072            154,991
 Current portion of long-term debt                                                        136,546            136,546
---------------------------------------------------------------------------------------------------------------------
             Total Current Liabilities                                                 24,742,858         22,937,406
---------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
 Long-term debt                                                                        10,057,947         10,159,110
 Obligations under capital leases, noncurrent portion                                     766,002            249,978
---------------------------------------------------------------------------------------------------------------------
             Total Long-Term Liabilities                                               10,823,949         10,409,088
---------------------------------------------------------------------------------------------------------------------
             Total Liabilities                                                         35,566,807         33,346,494
---------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 500,000 shares authorized;
  Series A - none issued; Series B - 100 shares issued                                       --                 --
 Common stock, $1 par value; 15,000,000 shares authorized;10,910,058 and 10,875,258
   shares issued as of September 30, 1998 and December 31, 1997, respectively          10,910,058         10,875,258
 Capital in excess of par value                                                        45,504,005         44,707,038
 Cumulative foreign currency translation                                                 (231,045)          (133,632)
 Retained earnings                                                                     18,262,075         12,672,160
---------------------------------------------------------------------------------------------------------------------
                                                                                       74,445,093         68,120,824

 Less treasury common stock at cost; 1,999,757 and 2,042,550 shares
 as of September 30, 1998 and December 31, 1997, respectively                         (13,723,714)       (13,891,966)
 Less other transactions involving common stock                                          (624,893)          (683,605)
---------------------------------------------------------------------------------------------------------------------
             Total Stockholders' Equity                                                60,096,486         53,545,253
---------------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                              $ 95,663,293       $ 86,891,747
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.


                      MARKET FACTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                             Three Months Ended September 30,
                                                             --------------------------------
                                                                   1998               1997
                                                              ------------       ------------
REVENUE                                                       $ 34,859,301       $ 24,858,871
---------------------------------------------------------------------------------------------
DIRECT COSTS:
 Payroll                                                         6,301,374          4,529,289
 Other expenses                                                 14,060,225          9,774,128
---------------------------------------------------------------------------------------------
   Total                                                        20,361,599         14,303,417
---------------------------------------------------------------------------------------------
   Gross Margin                                                 14,497,702         10,555,454
---------------------------------------------------------------------------------------------
OPERATING EXPENSES:
 Selling                                                         1,100,950            826,026
 General and administrative                                      9,681,559          7,287,281
---------------------------------------------------------------------------------------------
   Total                                                        10,782,509          8,113,307
---------------------------------------------------------------------------------------------
   Income from Operations                                        3,715,193          2,442,147
---------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
 Interest expense                                                 (264,720)          (300,077)
 Interest income                                                   184,474              6,621
 Other income, net                                                  53,018             25,012
---------------------------------------------------------------------------------------------
   Total                                                           (27,228)          (268,444)
---------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                         3,687,965          2,173,703
Provision For Income Taxes                                       1,510,490            893,385
---------------------------------------------------------------------------------------------
NET INCOME                                                    $  2,177,475       $  1,280,318
---------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                      $        .25       $        .18
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                    $        .24       $        .18
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

                         MARKET FACTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                              Nine Months Ended September 30,
                                                   1998               1997
                                              ------------       -------------
REVENUE                                       $ 98,270,059       $ 71,693,518
-------------------------------------------------------------------------------
DIRECT COSTS:
 Payroll                                        18,004,628         13,149,321
 Other expenses                                 38,023,423         27,090,441
-------------------------------------------------------------------------------
   Total                                        56,028,051         40,239,762
-------------------------------------------------------------------------------
   Gross Margin                                 42,242,008         31,453,756
-------------------------------------------------------------------------------
OPERATING EXPENSES:
 Selling                                         3,362,225          2,410,657
 General and administrative                     29,331,377         22,790,588
-------------------------------------------------------------------------------
   Total                                        32,693,602         25,201,245
-------------------------------------------------------------------------------
   Income from Operations                        9,548,406          6,252,511
-------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
 Interest expense                                 (831,690)          (842,938)
 Interest income                                   703,068             38,866
 Other income, net                                 186,589             71,923
-------------------------------------------------------------------------------
   Total                                            57,967           (732,149)
-------------------------------------------------------------------------------
Income Before Provision For Income Taxes         9,606,373          5,520,362
Provision For Income Taxes                       4,016,458          2,324,851
-------------------------------------------------------------------------------
NET INCOME                                    $  5,589,915       $  3,195,511
-------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                      $        .63       $        .46
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                    $        .61       $        .45
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                         MARKET FACTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                        Nine Months Ended September 30,
                                                                           1998               1997
                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                            $  5,589,915       $ 3,195,511
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                           2,998,347         2,309,959
  Deferred income taxes                                                     (80,311)             --
  Vesting of restricted stock and demand notes receivable                    41,574            41,574
  Net gain on disposal of property                                          (86,030)          (17,005)
  Change in assets and liabilities:
   Accounts receivable                                                    1,516,314         3,574,593
   Prepaid expenses and other assets                                        (90,118)           76,096
   Billings less than revenues earned on contracts in progress           (4,742,913)       (1,498,707)
   Accounts payable and accrued expenses                                     47,073           (92,509)
   Income taxes                                                             758,802          (118,311)
-------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                             5,952,653         7,471,201
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of businesses, net of acquired cash                        (19,278,208)       (3,789,061)
 Purchases of property                                                   (3,040,949)       (1,797,739)
 Proceeds from notes receivable                                             194,007            98,398
 Investment in affiliated companies                                          36,561          (250,000)
 Investment in notes receivable                                                  --          (150,000)
 Proceeds from the sale of property                                              --            17,005
-------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                               (22,088,589)       (5,888,402)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of short-term borrowings                                      (6,654,488)       (8,493,340)
 Proceeds from short-term borrowings                                      6,504,488         9,743,340
 Reduction of obligations under capital leases and long-term debt          (234,891)         (423,698)
 Proceeds from exercise of stock options                                    176,254                --
 Repayment of notes payable to BAIGlobal's selling shareholders                  --        (2,250,000)
 Payment of stock issuance costs                                                 --          (191,799)
-------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                                  (208,637)       (1,615,497)
-------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (14,372)             (867)
-------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (16,358,945)          (33,565)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         36,444,256           129,428
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 20,085,311       $    95,863
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
CASH PAID DURING THE PERIOD FOR:
 Interest                                                              $    828,832       $   851,628
 Income taxes, net of refunds                                             3,337,623         2,449,335
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Capital lease obligation incurred on lease of equipment               $    636,876       $        --
 Treasury stock issued in Product Intelligence acquisition                  823,765                --
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

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

NOTE 4 - EARNINGS PER SHARE

Reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 1998 and 1997, respectively, are as follows:

                                          Three Months Ended September 30, 1998
                                          -------------------------------------
                                                                      Per Share
                                            Income       Shares        Amount
                                          ----------    ---------     ---------
Basic Earnings Per Share
   Net income                             $2,177,475    8,873,336      $  .25
                                                                      ---------
                                                                      ---------
Effect of Dilutive Securities
   Stock options                              --          338,028
                                          ----------    ---------
Diluted Earnings Per Share
   Income available to common stockholders
      plus assumed conversions            $2,177,475    9,211,364      $  .24
                                          ----------    ---------     ---------
                                          ----------    ---------     ---------

                                           Nine Months Ended September 30, 1998
                                           ------------------------------------
                                                                      Per Share
                                            Income       Shares        Amount
                                          ----------    ---------      ------
Basic Earnings Per Share
   Net income                             $5,589,915    8,850,839      $  .63
                                                                       ------
                                                                       ------

Effect of Dilutive Securities
   Stock options                              --          331,776

Diluted Earnings Per Share                ----------    ---------
   Income available to common stockholders
      plus assumed conversions            $5,589,915    9,182,615      $  .61
                                          ----------    ---------      ------
                                          ----------    ---------      ------

                                          Three Months Ended September 30, 1997
                                          -------------------------------------
                                                                      Per Share
                                            Income       Shares        Amount
                                          ----------    ---------      ------
Basic Earnings Per Share
   Net income                             $1,280,318    6,923,708      $  .18
                                                                       ------
                                                                       ------

Effect of Dilutive Securities
   Stock options                              --          305,206
                                          ----------    ---------
Diluted Earnings Per Share
   Income available to common stockholders
      plus assumed conversions            $1,280,318    7,228,914      $  .18
                                          ----------    ---------      ------
                                          ----------    ---------      ------


                                           Nine Months Ended September 30, 1997
                                           ------------------------------------
                                                                      Per Share
                                            Income       Shares        Amount
                                          ----------    ---------      ------
Basic Earnings Per Share
   Net income                             $3,195,511    6,923,708      $  .46
                                                                       ------
                                                                       ------

Effect of Dilutive Securities
   Stock options                              --          244,722
                                          ----------    ---------
Diluted Earnings Per Share
   Income available to common stockholders
      plus assumed conversions            $3,195,511    7,168,430      $  .45
                                          ----------    ---------      ------
                                          ----------    ---------      ------

NOTE 5 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income was as follows:

                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                     1998                1997
                                                  ----------          ----------
     Net income                                   $2,177,475          $1,280,318
     Other comprehensive income:
       Foreign currency translation adjustments      (59,796)                (34)
                                                  ----------          ----------
     Comprehensive income                         $2,117,679          $1,280,284
                                                  ----------          ----------
                                                  ----------          ----------

                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                     1998                1997
                                                  ----------          ----------
     Net income                                   $5,589,915          $3,195,511
     Other comprehensive income:
       Foreign currency translation adjustments      (97,413)            (10,455)
                                                  ----------          ----------
     Comprehensive income                         $5,492,502          $3,185,056
                                                  ----------          ----------
                                                  ----------          ----------

NOTE 6 - ACQUISITIONS

On March 31, 1998, TRA Acquisition Corp. ("TRA"), a wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of Tandem Research Associates, Inc. ("Tandem Research"), a 16 year-old firm providing specialized custom and multi-client research products and services to leading pharmaceutical companies and emerging biotech firms. The purchase price was an amount equal to (i) $14,424,000 in cash paid at closing, (ii) the assumption of approximately $590,000 of customer deposit liabilities,
(iii) up to $9,000,000 of possible contingent payments based on TRA exceeding certain earnings targets, and (iv) additional contingent payments based on fifty percent of TRA's aggregate earnings before interest and income taxes ("EBIT") during the three-year period after the closing in excess of $9,931,000. At the election of Tandem Research, up to twenty-five percent of the contingent payments may be payable in shares of the Company's common stock.

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

The following unaudited pro forma financial information is provided for the nine months ended September 30, 1998 and 1997 as though the acquisition had taken place at the beginning of the periods being reported on:


                                     Nine Months Ended September 30,
                                     -------------------------------
                                         1998                1997
                                     -------------      -------------
     Revenue                         $  99,610,005      $  76,093,618
     Net Income                      $   5,941,685      $   4,291,005
     Basic Earnings Per Share        $         .67      $         .62
     Diluted Earnings Per Share      $         .65      $         .60

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

On August 31, 1998, PI Acquisition Corp. ("PI"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Product Intelligence, Inc. ("Product Intelligence"). Product Intelligence operates a national network of multimedia computerized consumer interviewing stations in 35 separate markets that provide clients with rapid turnaround of market research requiring consumer exposure to marketing elements. The purchase price was an amount equal to (i) $3,675,000 in net cash paid at closing, (ii) 42,793 shares of Market Facts' common stock, (iii) the assumption of approximately $438,534 of operating liabilities, (iv) up to $6,640,000 of possible contingent payments based on PI exceeding certain earnings targets, and
(v) additional contingent payments based on fifty percent of the amount of PI's aggregate EBIT through December 31, 2003 in excess of $8,600,000.

The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed of $4,370,734 has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. This preliminary allocation of purchase price is subject to further adjustments; however, the Company does not expect the estimated values to change materially upon finalization of the allocation of the purchase price. The operating results of PI have been included in the consolidated statements of earnings and cash flows since the date of acquisition.

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

During the first nine months of 1998, cash and cash equivalents decreased by $16.4 million. The decrease was due primarily to the acquisitions of Tandem Research, Product Intelligence and Strategy Research. Net cash provided by operating activities was $6.0 million in the first nine months of 1998 compared to $7.5 million in the same period in 1997. The decrease was due primarily to the timing of billings to clients partially offset by increased net income. Cash used in investing activities was $22.1 million in the first nine months of 1998 compared to $5.9 million in the same period in 1997. The increase in cash used was due primarily to the acquisitions of Tandem Research, Product Intelligence and Strategy Research and increased purchases of property primarily relating to investments in technology. Cash used in financing activities was $0.2 million in the first nine months of 1998 compared to $1.6 million in the same period in 1997. The decrease in cash used was due primarily to the repayment of notes payable to BAIGlobal's selling shareholders in 1997.

The Company has available borrowings under established bank credit facilities totaling $13.7 million. There were no borrowings outstanding under these arrangements at September 30, 1998 and December 31, 1997.

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

RESULTS OF OPERATIONS
COMPARISON OF THIRD QUARTER 1998 TO THIRD QUARTER 1997

The Company had third quarter revenue of $34.9 million in 1998, an increase of 40.2% over the same period in 1997. The increase in revenue was due primarily to the impact of acquisitions made during 1998, continued expansion of marketing research services within the Company's existing client base and the addition of clients for whom the Company did not perform any research services during the previous fiscal year.

Gross margin for the third quarter of 1998 was $14.5 million, an increase of 37.3% over the same period in 1997. The increase in gross margin was primarily due to the growth in revenue. Gross margin as a percentage of revenue was 41.6% compared to 42.5% for the same period in 1997.

Operating expenses for the third quarter of 1998 rose by $2.7 million, an increase of 32.9% compared to the same period in 1997. The increase in operating expenses was due primarily to higher marketing staff expenses to support the growth in business and the inclusion of operating expenses for the acquisitions made during the past fourteen months. Operating expenses as a percentage of revenue decreased during the third quarter of 1998 to 30.9% from 32.6% for the same period in 1997. The decrease in operating expenses as a percentage of revenue is due to the Company being able to better leverage the higher revenue by controlling the growth of operating expenses.

Other income increased $0.2 million during the third quarter of 1998 primarily due to interest earned on the remaining proceeds from the public offering completed in October 1997.

Net income rose 70.1% to $2.2 million or 6.2% of revenue compared to $1.3 million or 5.2% of revenue during the same period in 1997. Basic earnings per share increased 38.9% to $.25 for the third quarter of 1998 compared to $.18 for the same period in 1997. Diluted earnings per share increased 33.3% to $.24 for the third quarter of 1998 compared to $.18 for the same period in 1997.

COMPARISON OF FIRST NINE MONTHS OF 1998 TO FIRST NINE MONTHS OF 1997

During the first nine months of 1998, the Company had revenue of $98.3 million, an increase of 37.1% over the same period in 1997. The increase in revenue was due primarily to the impact of acquisitions made during the past fourteen months, continued expansion of marketing research services within the Company's existing client base and the addition of clients for whom the Company did not perform any research services during the previous fiscal year.

Gross margin for the first nine months of 1998 was $42.2 million, an increase of 34.3% over the same period in 1997. The increase in gross margin was primarily due to the growth in revenue. Gross margin as a percentage of revenue was 43.0% compared to 43.9% in 1997.

Operating expenses for the first nine months of 1998 rose by $7.5 million, an increase of 29.7% compared to the same period in 1997. The increase in operating expenses was due primarily to the inclusion of operating expenses for the acquisitions made during the past fourteen months, higher marketing staff expenses to support the growth in business, and increased spending to grow the Consumer Mail Panel. Operating expenses as a percentage of revenue decreased during the first nine months of 1998 to 33.3% from 35.2% for the same period in 1997. The Company was able to better leverage the higher revenue by controlling the growth of operating expenses.

Other income increased $0.8 million during the first nine months of 1998 primarily due to interest earned on the remaining proceeds from the public offering completed in 1997.

Net income for the first nine months of 1998 rose 74.9% to $5.6 million or 5.7% of revenue compared to $3.2 million or 4.5% of revenue during the same period in 1997. Basic earnings per share increased 37.0% to $.63 for the first nine months of 1998 compared to $.46 for the same period in 1997. Diluted earnings per share increased 35.6% to $.61 for the first nine months of 1998 compared to $.45 for the same period in 1997.


YEAR 2000

The Company recognizes the need to identify and correct problems associated with its existing computer systems and certain non-information technology systems as the Year 2000 approaches. Both internal and external resources are being used to identify, to correct, and to test these financial, information and operational systems for Year 2000 compliance. The Company is assessing its internal systems for Year 2000 compliance and is making inquiries of its suppliers and customers to assess the potential impact on the Company's operations if key third parties are not successful in converting their systems
in a timely manner.   The Company's assessment of its internal systems is near
completion and it expects its full review of Year 2000 issues, including its review of third party compliance, to be completed by January 31, 1999.

Costs and expenses incurred to date in addressing the Year 2000 issue have not been material. Based on its assessment efforts to date, the Company does not believe that its operations will be materially impacted by a failure of its internal systems to be Year 2000 compliant and has identified approximately $500,000 in costs to be incurred in 1999 in order to replace certain of its telephone systems and computer equipment that are not Year 2000 compliant. The Company expects most of these costs to be capitalized.

Although the Company does not at this time believe that its business operations or financial condition will be materially impacted by a failure of its suppliers and customers to be Year 2000 compliant, it is difficult for the Company to assess the likelihood, or the impact on its business, of such entities' failure until its assessment is completed. The Company currently anticipates that additional expense and capital expenditures associated with its Year 2000 compliance plan will be necessary, although the Company does not expect such costs to have a material adverse effect on its financial position or results of operations. The actual amount of these costs will not be known, however, until the Company's review of the Year 2000 issue has been completed and tested.

The Company anticipates that its remediation efforts and necessary testing related to the Year 2000 issue will be completed by September 1999. The Company is in the process of developing contingency plans in the event of Year 2000 failures, and anticipates that these contingency plans will be in place by September 1999.

The Company's expectations about future costs necessary to achieve Year 2000 compliance, the impact on its operations and its ability to bring each of its systems into Year 2000 compliance are subject to a number of uncertainties that could cause actual results to differ materially. Such factors include the following: (i) The Company may not be successful in properly identifying all systems and programs that contain two-digit year codes; (ii) The nature and number of systems which require reprogramming, upgrading or replacement may exceed the Company's expectations in terms of complexity and scope; (iii) The Company may not be able to complete all remediation and testing necessary in a timely matter; (iv) The Company has no control over the ability of its key suppliers and customers to achieve Year 2000 compliance; and (v) The impact of the Year 2000 problem on key customers may be of such magnitude that it may adversely affect their demand for the Company's products and services.

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




                                           MARKET FACTS, INC.
                                             (Registrant)




Date: November 9, 1998                    Timothy J. Sullivan
                                          -------------------
                                          Timothy J. Sullivan
                              Chief Financial Officer, Senior Vice President, Treasurer, Assistant Secretary and Director
                                   (Principal Financial Officer)

Date: November 9, 1998                     Anthony J. Solarz
                                           -----------------
                                           Anthony J. Solarz
                                    Vice President and Controller
                                    (Principal Accounting Officer)

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

     (10.8)    Credit Agreement dated June 7, 1996, between the Company and
               Harris Trust and Savings Bank (6), as amended (19), and Revolving
               Credit Note dated September 4, 1997 relating thereto. (16)

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

     (10.32) Termination Agreement dated June 4, 1998 between ZS Fund L.P. and the Company (19).

     (10.33)   Financial Advisory Agreement dated as of January 1, 1998 between
               ZS Fund L.P. and the Company (19).

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

(12) Incorporated by reference to Registrant's Form S-8 dated August 5, 1998.

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

(15) Incorporated by reference to Registrant's Form 8-K dated July 31, 1997.

(16) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(17) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(18) Incorporated by reference to Registrant's Form 8-K dated March 31, 1998.

(19) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.