Form 10-Q/A
period 1998-09-30
MARKET FACTS INC
filed 1999-02-01
CIK 62465

                                    FORM 10-Q/A
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________

     Commission file number  0-04781


                                 MARKET FACTS, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          Delaware                                36-2061602
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

   3040 West Salt Creek Lane, Arlington Heights, Illinois            60005
-----------------------------------------------------------     ---------------
       (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     (847) 590-7000



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

     8,928,301 common shares as of November 2, 1998
--------------------------------------------------------------------------

                            PART II - OTHER INFORMATION


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

RELIANCE ON KEY CLIENTS. Our five largest clients accounted for approximately 26%, 26% and 25% of our revenue in 1995, 1996 and 1997. Procter & Gamble, our largest client, accounted for approximately 12%, 10% and 11% of our revenue in 1995, 1996 and 1997. We cannot assure you that we will be able to maintain our current level of revenue from Procter & Gamble or any other client in the future.

We do not usually enter into long-term contracts with our clients. Clients normally hire us on a project-by-project basis. Our clients generally have the right to terminate their relationship with us with little or no notice. In addition, most of our clients also use the services of other marketing research companies. Once a project is completed, there can be no assurance that a client will hire us to perform future services. The termination of our relationship with any of our significant clients or a material reduction in the services provided to such clients could adversely affect our business and future financial results.

FLUCTUATIONS IN DEMAND FOR MARKET RESEARCH. Demand for our research services can be affected by a number of factors outside our control, including the following:

     - changes in the management, budgets, spending patterns or business cycles of our clients;

     -    competition within our industry; and

     -    changes in general economic conditions.

As a result of these and other factors, the amount of market research we conduct for our clients has varied from period-to-period in the past and is likely to continue to vary in the future. These variations may contribute to changes in our financial results from period-to-period.

VARIABILITY OF QUARTERLY FINANCIAL RESULTS. Our quarterly financial results have fluctuated in the past and may continue to fluctuate in the future. Our future quarterly financial results will depend on many factors, including the following:

     -    the timing and number of new projects;

     -    reductions, cancellations or completions of projects;

     -    the number, scope, terms and degree of completion of current projects;

     -    our costs and any delays in connection with current projects;

     -    the loss of a major client;

     -    changes in our pricing or the pricing of our competitors;

     -    employee utilization rates;

     -    the adequacy of our provisions for losses; and

     -    general economic conditions.

As a result of these and other factors, we believe that period-to-period comparisons of our financial results are not a good predictor of our future performance. If our future financial results are below the expectations of stock market analysts, our stock price may decline.

RISKS ASSOCIATED WITH ACQUISITIONS AND FAILURE TO INTEGRATE ACQUIRED BUSINESSES. We have acquired four businesses over the past two years. We intend to acquire additional businesses as part of our growth strategy. However, we cannot assure you that we will be able to identify suitable businesses to acquire or that we will be able to acquire such businesses on acceptable terms. In addition, some of our competitors are also seeking to grow through acquisitions and there is significant competition for attractive businesses. The purchase price for such businesses may be greater than the book value of the business. Also, we may incur debt or issue additional shares of common stock to pay for these acquisitions. The issuance of common stock could be dilutive to our existing stockholders.

We may have difficulty integrating acquired businesses without substantial costs, delays or other problems. We may require the assistance of the senior management team of an acquired business to successfully integrate the business. However, some or all of the members of the management team may decide not to work for us or may not work for us long enough to complete the integration. Difficulties in integrating acquired businesses may disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, we may not be able to manage the acquired businesses as profitably as their prior owners.

COMPETITION. The market for our services is very competitive. We face direct competition from many smaller organizations that serve niche markets and from a few larger organizations who have greater resources. We believe that as our industry consolidates we will face more competition from these organizations for clients and for acquisition candidates. Also, we face indirect competition from the marketing research departments of clients and potential clients, advertising agencies and survey research departments affiliated with universities and government agencies.

We believe the principal methods of competition include the following:

     -    quality and speed of research results;

     - the ability to provide customized data collection, analysis and interpretation;

     -    geographic coverage;

     - the ability to guide clients through the entire marketing research process;

     -    the ability to provide creative recommendations to clients; and

     -    the ability to attractively price services.

If we fail to compete successfully based on these or other factors, we may lose clients to our competitors or fail to recruit new clients and our business and future financial results could be materially and adversely affected.

ABILITY TO CONTINUE GROWTH; MANAGEMENT OF GROWTH. For the three year period ended December 31, 1997, our revenue and net income increased at a compound annual growth rate of 22% and 60%, respectively. We cannot assure you that we will be able to sustain this rate of growth. In addition, this growth in our business has placed increased demands on our management, operating systems and internal controls. Our operational, financial and information systems and controls may not be adequate to support the continued growth of our business. Consequently, we may need to hire new employees, acquire new office space, invest in new equipment and update our systems, procedures and controls. Our business and future financial results will be materially and adversely affected if we are unable to effectively manage our expanding operations.

RISKS OF INTERNATIONAL EXPANSION; ABILITY TO SERVICE CLIENTS GLOBALLY. An important part of our business strategy is to be able to provide market research services to our clients globally. We intend to seek acquisitions, joint ventures and strategic alliances globally, but there is no assurance that we will be able to establish global operations that will meet the specific international needs of our clients. Further, as we expand internationally, we will be subject to increased risks which may include the following:

     - our ability to maintain an international data collection network which meets our quality standards;

     -    currency exchange or price control laws;

     -    currency translation adjustments;

     -    political and economic instability;

     -    unexpected changes in regulatory requirements;

     -    tariffs and other trade barriers;

     -    longer accounts receivable collection cycles; and

     -    potentially adverse tax consequences.

Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country's legal system.

VOLATILITY OF STOCK PRICE. Our common stock has experienced wide price fluctuations in the past, and such fluctuations may continue in the future. In addition, the stock market has been extremely volatile in recent years. These broad market fluctuations may adversely affect the market price of our common stock. In addition, the following factors may have a significant effect on the market price of our common stock:

     -    fluctuations in our financial results;

     -    the introduction of new services or products by us or our competitors;

     - announcements of acquisitions, strategic alliances or joint ventures by us, our clients or our competitors;

     -    changes in analysts' recommendations regarding our common stock;

     -    general conditions in the market research industry; and

     -    general economic conditions.

There can be no assurance that the price of our common stock will increase in the future or be maintained at its recent levels.

DEPENDENCE ON PROPRIETARY TECHNOLOGY. We consider most of our software, database management methods, modeling techniques and other database information strategies to be proprietary technology. We believe our success and ability to compete depends in part on this proprietary technology. We rely on a combination of trade secret, trademark, copyright and other intellectual property laws, as well as contractual agreements, to protect this proprietary technology. However, we may have difficulty monitoring the unauthorized use of our proprietary technology and the steps we have taken to protect it may not be adequate. Also, we cannot be sure the courts will enforce the contracts we have entered into to protect our proprietary technology. Any misappropriation of our intellectual property could have a material adverse effect on our business or future financial results.

RISK OF DECLINING RESPONSE RATES. We must be able to collect high quality data in order to service our clients. We collect data using our Consumer Mail Panel-SM-, random telephone interviewing, and other sources. Response rates to data collection efforts in our industry have generally declined in recent years. Lower response rates could lower the quality of data we collect and increase our project costs. If we are unable to recruit and maintain appropriate members for our Consumer Mail Panel-SM-, or if consumers are not as receptive to our attempts at data collection, or if we cannot rely on the integrity of the data received, our ability to market and sell our research products would be materially and adversely affected.

RELIANCE ON KEY PERSONNEL. Our success depends significantly on our key personnel who have expertise in custom market research and have established relationships with our clients. Although we manage client relationships at many levels, the loss of a key employee could have an adverse effect on our relationship with the clients served by that employee. Our success also depends on our ability to hire, train and retain skilled personnel in all areas of our business. Competition for qualified personnel in our industry is substantial. There can be no assurance that we will be able to recruit, retain and motivate a sufficient number of qualified employees to compete successfully.

                                     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   Market Facts, Inc.
                                                   ------------------
                                                      (Registrant)

Date:     February 1, 1999                         Timothy J. Sullivan
          ----------------                         -------------------
                                                   Timothy J. Sullivan
                                          Chief Financial Officer, Senior Vice
                                            President, Treasurer, Assistant
                                                 Secretary and Director
                                              (Principal Financial Officer)

Date:     February 1, 1999                          Anthony J. Solarz
          ----------------                         -------------------
                                                    Anthony J. Solarz
                                              Vice President and Controller
                                             (Principal Accounting Officer)