Form 10-K
period 1998-12-31
MARKET FACTS INC
filed 1999-03-30
CIK 62465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended  DECEMBER 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        -------------------  -------------------

         Commission file number     0-4781
                                    -------


                               MARKET FACTS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                               36-2061602
       ------------------------------      -----------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

3040 WEST SALT CREEK LANE, ARLINGTON HEIGHTS, ILLINOIS              60005
------------------------------------------------------             ---------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 10, 1999, there were issued and outstanding 8,943,501 shares of common stock; the aggregate market value of the shares of such stock held by nonaffiliates of the registrant, based upon a closing price of $24.50 per share, was $153,306,717 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE:

1998 ANNUAL REPORT TO STOCKHOLDERS--PARTS I, II AND IV HEREOF. PROXY STATEMENT FOR THE REGISTRANT'S 1999 ANNUAL MEETING TO BE FILED WITHIN 120 DAYS AFTER THE END OF THE FISCAL YEAR--PART III HEREOF.

PART I

ITEM 1.             BUSINESS

GENERAL

The predecessor to Market Facts, Inc. was incorporated in 1946 in Illinois. Market Facts was incorporated in 1966 in Delaware and is a leading provider of custom market research services. Except as otherwise noted, the term "Company" refers to Market Facts and its subsidiaries. Custom market research involves the measurement of consumer beliefs, attitudes and behavior toward particular products, services, concepts or advertising. The Company has been successfully supplying clients with accurate and objective marketing information about consumers, products and competitors since its inception in 1946. It provides quantitative and qualitative marketing research both domestically and internationally. Excluding the impact of the businesses acquired in 1998, approximately 92% of the Company's revenue in 1998 was from clients for whom the Company had performed work in the previous year.

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

The Company has developed the Consumer Mail Panel-SM- ("CMP"), which is its own broad-based panel of consumer households that have been "pre-screened" through the collection of extensive demographic profiles to participate in a wide variety of market research projects. The Company believes its CMP provides a substantial competitive advantage over firms using only traditional random research methods since the CMP delivers higher response rates and lower costs than traditional methods. The Company's expertise in the collection and analysis of consumer data from its CMP has a variety of marketing research applications, such as tracking product performance and customer satisfaction, measuring the effectiveness of advertising campaigns, assessing brand strength and competitive position, determining price sensitivity, and evaluating new products, markets or other business opportunities. The CMP, which was originally established in 1949, presently consists of approximately 600,000 households throughout the United States and Canada. The Company also maintains a Pan European consumer mail panel of approximately 135,000 households through a joint venture with Taylor Nelson AGB plc of England and Infratest Burke of Germany.

The Company's in-house staff conducts telephone interviews through its National Telephone CenterSM, consisting of approximately 375 computer-assisted interviewing terminals located in the United States and Canada. The Company has also entered into relationships with selected telephone interviewing firms to perform telephone marketing research. The Company uses IVR (Interactive Voice Response) technology for brief telephone surveys where interaction between a respondent and a live interviewer is not required. In-person interviews are conducted primarily through more than 100 independent field agencies, at the Company's Central Location Interviewing Panel facility in suburban Chicago and at automobile clinics held at various locations throughout the United States.

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

In August 1998, the Company acquired the net assets of Product Intelligence, Inc., a market research firm operating a national network of multimedia computerized consumer interviewing stations in 35 separate markets that provide clients with rapid turnaround of market research requiring consumer exposure to marketing elements. The purchase price included $4.5 million in cash and shares of Market Facts' common stock, and additional consideration contingent upon future earnings.

In March 1998, the Company acquired the net assets of Tandem Research Associates, Inc., a 16 year-old firm providing specialized custom and multi-client research products and services to leading pharmaceutical companies and emerging biotech firms. The purchase price included $14.4 million in cash and additional consideration contingent upon future earnings.

In January 1998, the Company completed the acquisition of the outstanding stock of Strategy Research Corporation, a full service market research company specializing in Hispanic research in the U.S and Latin America. The purchase price included $1.2 million in cash and additional consideration contingent upon future earnings.

In July 1997, the Company acquired all of the outstanding stock of BAIGlobal, Inc., a full service market research and information company offering a complete range of research services--quantitative, qualitative and competitive tracking--in the United States and internationally. The purchase price included $3.7 million in cash and additional consideration contingent upon future earnings.

Another important element of the Company's business strategy is the ability to provide market research products and services to its clients globally. The Company believes that its ability to serve clients on a global basis is key to its ability to further strengthen client relationships. In addition to acquiring Strategy Research Corporation, the Company has established joint venture relationships in Europe, China and India that it believes will enable it to serve the international custom market research needs of its U.S.-based clients and intends to continue seeking other acquisitions, joint ventures and strategic alliances globally. The Company also is the exclusive licensee in North America, Central America, South America and the Caribbean of the Conversion Model, which the Company believes to be the leading brand equity measurement method in use worldwide. The Company has working relationships with twelve international marketing research companies outside the U.S. that are also Conversion Model licensees which provide the Company with research capabilities in over fifty countries. These relationships provide the Company with resources it believes are essential to compete effectively for multi-country strategic and tracking research programs that are increasingly being conducted by North American-based global marketers.

The Company's ongoing investment in technology is a key component of its growth strategy and product development efforts. The Company's utilization of technology focuses on the development of: (i) technologically sophisticated market research products, (ii) new methods of collecting market research data, and (iii) sophisticated ways of delivering data to clients and presenting research results. In all three of these areas, the Company's information technology staff works with its client service personnel to develop integrated applications of technology tailored to its clients' evolving needs. The Company considers most of its software, database management methods, modeling techniques and other database information strategies to be proprietary trade secrets.

The Company continually seeks to enhance its technological capabilities. The Company's Interactive Solutions Group explores the opportunities provided by the Internet. The Company currently uses the Internet as a tool for data collection and as a means to deliver research results to clients, as well as offers web site evaluation research. Additionally, it has developed a proprietary product call Compete-Registered Trademark-, a PC-based software system that allows clients instant access to a wide array of concept and product testing data which can be configured in a variety of forms based on client desires. The Company has built an online market research panel through a variety of sources, including identifying households on the Consumer Mail Panel who have Internet access, and subscribers to Juno Online Services pursuant to a joint venture agreement. The entire online panel now consists of approximately 100,000 households. This panel serves as a sample source for online research conducted by the Company.

The Company believes that its ongoing investment in technology will continue to provide it a significant competitive advantage over less technologically sophisticated competitors.

MARKET RESEARCH PROCESS

The Company's professional research staff and, where appropriate, its information technology personnel, work with clients to establish information objectives, develop questionnaires or instruments to be used to elicit the desired information and determine the types of consumers to be contacted. The Company then submits a proposal that describes the sample to be surveyed, the manner of data collection, analysis requirements, delivery schedules and pricing. The Company has developed a computer program to estimate the cost of each project and closely monitors actual costs versus the estimates in order to continually update its computer model. Prices typically are quoted to clients based upon a fixed fee.

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

The Company designs its questionnaires to be as simple and interesting as possible to enable respondents to complete questionnaires accurately without undue burden. Particularly complicated questionnaires may be pre-tested among a small group of households to determine whether these requirements are met. Experienced designers develop efficient, visually appealing and concisely formatted questionnaires.

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

Depending upon the type of survey, the Company frequently uses other methods of data collection, such as mall interviewing, central location interviewing, automotive clinics and in-home interviewing, both among CMP members and consumers selected by other methods, including groups such as employees or customers provided by the client.

Returned questionnaire information is entered directly into the Company's computer system through optical scanner and imaging systems or manually. The Company customizes survey reports and presents survey data in accordance with client specifications. The emphasis, however, is always on providing clients with actionable findings that address marketing issues.

CLIENTS

In 1998, the Company's five largest clients accounted for 23% of its revenue. No single client accounted for over 10% of such revenue.

The Company does not generally enter into long-term contracts with its clients, but operates on a project-by-project basis. However, the Company focuses on building systems and programs for clients wherein particular research methodologies are systematized, refined and used repeatedly on a project-by-project basis. As the Company completes additional projects for a client, the Company's knowledge base of its client is expanded, the Company's relationship is further solidified, and the client therefore has less incentive to utilize another supplier in the future. The net result to the Company is a more predictable recurring revenue stream. Although the Company is not the exclusive provider of market research services for most of its clients, its percentage of business from repeat clients has historically been high. Excluding the impact of the businesses acquired in 1998, approximately 92% of the Company's revenue in 1998 was from clients for whom the Company had performed work in the previous year.

Many of the Company's clients have downsized their internal market research staffs. As these clients have increasingly outsourced this function, they have required an increased level of professional service throughout the market research process, as well as a broader range of product offerings, and more sophisticated data collection, analysis and interpretation capabilities. The Company has also seen a significant increase in the amount of revenue from clients in the healthcare, financial services, telecommunications and consumer package goods industries.

BACKLOG

The Company recognizes revenue under the percentage of completion method of accounting. Revenue is recognized as services are performed. The Company had unrecognized revenue from contracts in process of approximately $35,829,000 and $26,335,000 for the years ended December 31, 1998 and 1997, respectively.

COMPETITION

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

SERVICE MARKS

The Company relies on a combination of copyright, trademark and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary systems, software and procedures. The Company's federally registered service marks include Accutab-Registered Trademark-, Autoquest-Registered Trademark-, BAIGlobal-Registered Trademark-, BehaviorScope-Registered Trademark-, BrandVision-Registered Trademark-, Compete-Registered Trademark-, InsideTrack-Registered Trademark-, Mail Monitor-Registered Trademark-, Market Facts-Registered Trademark-, Mediscope-Registered Trademark-, National ShowCase-Registered Trademark-, PatientFacts-Registered Trademark-, PriceDynamics-Registered Trademark-, ProductQuest-Registered Trademark- and TeleNation-Registered Trademark-. The marks Auto Gage-SM-, BAIGlobal Qualitative Market View-SM-, Commitments-SM-, Consumer Mail Panel-SM-, Data Gage-SM-, MarkeTest 2000-SM-, MiniScreen-SM-, National Telephone Center-SM-, OmniMax-SM- and OnTarget-SM- are proprietary marks of the Company. The Company's Canadian subsidiary is the registered owner of the following additional service marks in Canada: ADPAC-Registered Trademark-, ADPAC II-Registered Trademark- and NATIONAL FLEXIBUS-Registered Trademark-. Many of the registered marks of the Company are used as proprietary marks in various other countries.

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

EMPLOYEES

As of December 31, 1998, the Company employed approximately 900 full-time employees and approximately 930 part-time employees. A substantial number of employees are skilled personnel trained in the various facets of market research.

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

ITEM 2.             DESCRIPTION OF PROPERTY

The Company's headquarters are located at 3040 West Salt Creek Lane, Arlington Heights, Illinois in an office building of approximately 120,000 square feet owned by the Company. This location also houses the Company's largest client service office, mail panel and information technology operations, corporate and administrative functions and a telephone interviewing facility. The property is financed through a mortgage loan discussed in Note 4 of the Notes to Consolidated Financial Statements contained in the 1998 Annual Report to Stockholders and is incorporated herein by reference. The Company also leases client service offices in the United States in Atlanta, Georgia; Cincinnati, Ohio; Dallas, Texas; Encino, California; Irvine, California; Mahwah, New Jersey; McLean, Virginia; Mercer Island, Washington; Miami, Florida; Morristown, New Jersey; Natick, Massachusetts; New York, New York; Rockville Centre, New York; Suffern, New York and Tarrytown, New York. The Company has three leased telephone interviewing facilities located in Evanston, Aurora, and Oak Park, Illinois and additional leased administrative facilities in Arlington Heights and Palatine, Illinois.

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


ITEM 3.             LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation or proceedings and is not aware of any such proceedings threatened against it.


ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

                              AGE OF     OFFICES HELD AND BUSINESS
NAME OF OFFICER               OFFICER    EXPERIENCE FOR LAST FIVE YEARS

Verne B. Churchill              66       Chairman  of the Board of  Directors  of the Company  since 1996;  prior thereto Chairman and Chief Executive Officer of the Company.

Thomas H. Payne                 53       President and Chief Executive  Officer of the Company since 1996;  prior thereto President and Chief Operating Officer of the Company.
                                         Mr. Payne is also a Director of the Company

Sanford M. Schwartz             47       Executive Vice President and Director of the Company.

Lawrence W. Labash              51       Executive  Vice  President  of the Company  since  October  1998;  prior thereto  Senior Vice  President  of the  Company.  Mr.  Labash is also a
                                         Director of the Company.

Timothy J. Sullivan             45       Chief  Financial  Officer and Director of the Company  since August 1997 and Senior Vice President of the Company since 1996;  prior thereto Vice
                                         President of the Company. Mr. Sullivan is also Treasurer of the
                                         Company.


Officers are elected annually in April by the Board of Directors for a period of one year or until successors are duly elected and qualified. The executive officers listed above are as of March 10, 1999.

PART II

ITEM 5.             MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS

The following section of the Company's 1998 Annual Report to Stockholders is hereby incorporated by reference:

                    Dividends and Market Price Statistics-page 1

This referenced section should be read in conjunction with the Consolidated Financial Statements and related Notes (herein incorporated by reference) on pages 9-21 of the 1998 Annual Report to Stockholders.

On July 31, 1997, the Company completed the acquisition of all the outstanding stock of BAIGlobal, Inc. ("BAIGlobal"). The purchase price included up to $5,000,000 of possible contingent payments in the form of cash and stock based upon BAIGlobal exceeding certain earnings targets through December 1999. The first $4,000,000 of contingent payments are payable in cash with the remaining $1,000,000 payable in shares of the Company's Common Stock.

On March 31, 1998, TRA Acquisition Corp. ("TRA"), a wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of Tandem Research Associates ("Tandem Research"). The purchase price included up to $9,000,000 of possible contingent payments based upon Tandem Research exceeding certain earnings target through March 2001 and additional contingent consideration based on fifty percent of TRA's aggregate earnings before interest and taxes during the three-year period after the closing in excess of $9,931,000. At the election of Tandem Research, up to twenty-five percent of the contingent payments may be payable in shares of the Company's Common Stock.

At the present time, the Company is unable to determine the amount, if any, of the contingent payments related to the above transactions or whether any portion thereof will be payable in shares of the Company's Common Stock. The Company does not presently intend to register any shares issued as part of the contingent payments.

ITEM 6.             SELECTED FINANCIAL DATA

The following section of the Company's 1998 Annual Report to Stockholders is hereby incorporated by reference:

                    Selected Financial Data-page 1

This referenced section should be read in conjunction with the Consolidated Financial Statements and related Notes (herein incorporated by reference) on pages 9-21 of the 1998 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section of the Company's 1998 Annual Report to Stockholders is hereby incorporated by reference:

                    Management's Discussion and Analysis of Financial Condition and Results of Operations--pages 5-8

This referenced section should be read in conjunction with the Consolidated Financial Statements and related Notes (herein incorporated by reference) on pages 9-21 of the 1998 Annual Report to Stockholders.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents and long-term debt obligation. The Company does not use derivative financial instruments. The Company places its investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.

The Company mitigates default risk by investing in high credit quality securities. The portfolio includes only securities with active secondary or resale markets to ensure portfolio liquidity. All cash equivalents held at December 31, 1998 mature in 28 days or less.

The Company has no cash flow exposure due to rate changes for its long-term debt obligation as the rate is fixed. The Company has primarily entered into short-term debt obligations to support acquisition and general corporate purposes including capital expenditures and working capital needs.

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting earnings denominated in Canadian dollars. The Company also transacts business in various foreign countries and pays vendors in foreign currencies. The Company currently does not hedge such foreign currency transactions with forward contracts as any potential losses are not material and are typically passed on to clients.


ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are listed below:

                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                     PAGE NUMBER
                                                                                                     -----------

Consolidated Balance Sheets as of December 31, 1998 and 1997 * For the years ended December 31, 1998, 1997 and 1996:
         Consolidated Statements of Earnings                                                              *
         Consolidated Statements of Comprehensive Income                                                  *
         Consolidated Statements of Stockholders' Equity                                                  *
         Consolidated Statements of Cash Flows                                                            *
         Notes to Consolidated Financial Statements                                                       *
Independent Auditors' Report                                                                              *

* Incorporated by reference to the 1998 Annual Report to Stockholders, filed with the Commission pursuant to Rule 12b-23, portions of which are attached.

Independent Auditors' Report on Schedule                                                                  9

Schedule:
         II     Valuation and Qualifying Accounts for the years ended
                December 31, 1998, 1997 and 1996                                                         10

All other schedules are not submitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements and related Notes in the 1998 Annual Report to Stockholders.

                          INDEPENDENT AUDITORS' REPORT







To the Stockholders and Board of Directors of Market Facts, Inc.:

Under date of February 9, 1999, we reported on the consolidated balance sheets of Market Facts, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KPMG LLP
Chicago, Illinois
February 9, 1999

                       MARKET FACTS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS





                                                                       YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                          1998                   1997                    1996
                                                   -------------------     ------------------      ------------------
Allowance For Doubtful Accounts:
     Balance at beginning of year                      $  1,101,551            $  1,007,243            $    838,203
     Provision                                              129,118                 107,299                 197,602
     Write-offs of uncollectible accounts                   (47,573)                 (9,772)                (28,260)
     Cumulative foreign currency translation                 (5,636)                 (3,219)                   (302)
                                                   -------------------     ------------------      ------------------
                                                   -------------------     ------------------      ------------------
     Balance at end of year                            $  1,177,460            $  1,101,551            $  1,007,243
                                                   -------------------     ------------------      ------------------
                                                   -------------------     ------------------      ------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III


ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information regarding the directors of the Company is included under the caption "Election of Directors" in the Company's proxy statement for the Company's 1999 Annual Meeting* and is incorporated herein by reference. Information regarding the executive officers of the Company is included under a separate caption at the end of Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the Company's 1999 Annual Meeting* and is incorporated herein by reference.


ITEM 11.            EXECUTIVE COMPENSATION


Information regarding the above is included under the captions "Remuneration of Named Executives" and "Employment Agreements" in the Company's proxy statement for the Company's 1999 Annual Meeting* and is incorporated herein by reference.


ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT


Information regarding the above is included in the following sections of the Company's proxy statement for the Company's 1999 Annual Meeting*, which sections are hereby incorporated by reference:

                    Security Ownership of Five Percent Beneficial Owners-page 3

                    Security Ownership of Directors and Executive Officers-pages 4 and 5


ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Information regarding the above is included in the following sections of the Company's proxy statement for the Company's 1999 Annual Meeting*, which sections are hereby incorporated by reference:

                    Certain Transactions--pages 11 and 12

----------
* To be filed within 120 days after the end of the Company's fiscal year.

PART IV


ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                    8-K

(a)        (1)      Financial Statements as indexed on page 8.
(a)        (2)      Financial Statement Schedule as indexed on page 8.

The consolidated balance sheets as of December 31, 1998 and 1997, and the consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, together with the report of the independent auditors, and management's discussion and analysis of financial condition and results of operations are contained in the Registrant's 1998 Annual Report to Stockholders, portions of which are filed with this Form 10-K and are incorporated herein by reference.

(a)        (3)      See list of exhibits set forth in the Index on pages 14, 15
(b)                 and 16. None.
(c)                 See list of exhibits set forth in the Index on pages 14, 15 and 16.
(d)                 Financial Statement Schedule as indexed on page 8.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKET FACTS, INC.
(Registrant)



By:               TIMOTHY J. SULLIVAN
                  --------------------
                  Timothy J. Sullivan
                  Chief Financial Officer, Senior Vice President,
                  Treasurer and Director
                  (Principal Financial Officer)

By:               ANTHONY J. SOLARZ
                  -----------------
                  Anthony J. Solarz
                  Vice President and Controller
                  (Principal Accounting Officer)

Dated:            March 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


VERNE B. CHURCHILL
------------------------------------                           -----------------
Verne B. Churchill                                             William W. Boyd
Chairman of the Board                                          Director


THOMAS H. PAYNE                                                JEFFERY A. OYSTER
------------------------------------                           -----------------
Thomas H. Payne                                                Jeffery A. Oyster
President, Chief Executive Officer Director and Director
(Principal Executive Officer)


TIMOTHY J. SULLIVAN
------------------------------------                           -----------------
Timothy J. Sullivan                                            Karen E. Predow
Chief Financial Officer, Senior Vice President,                Director
Treasurer and Director
(Principal Financial Officer)


LAWRENCE W. LABASH
------------------------------------                           -----------------
Lawrence W. Labash                                             Ned L. Sherwood
Executive Vice President                                       Director
and Director


SANFORD M. SCHWARTZ
------------------------------------                           -----------------
Sanford M. Schwartz                                            Jack R. Wentworth
Executive Vice President                                       Director
and Director


ANTHONY J. SOLARZ
------------------------------------
Anthony J. Solarz
Vice President and Controller
(Principal Accounting Officer)








March 24, 1999

                                INDEX TO EXHIBITS

EXHIBIT NUMBER      DESCRIPTION

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

   (10.12)          Employment Agreement with Sanford M. Schwartz. (17)*

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

   (10.14)          Term Note dated March 29, 1996 between Market Facts, Inc. and Verne Churchill. (5)*

   (10.15)          Term Note dated March 29, 1996 between Market Facts, Inc. and Thomas Payne. (5)*

   (10.16)          Term Note dated March 29, 1996 between Market Facts, Inc. and Lawrence Labash. (5)*

   (10.17)          Term Note dated March 29, 1996 between Market Facts, Inc. and Timothy Sullivan. (16)*

   (10.18)          Indemnity Agreement with Timothy Sullivan dated September 3, 1997. (16)*
                    Substantially identical agreements were also entered into
                    with Ned Sherwood and Jeffery Oyster.

   (10.19)          Investment  Agreement  dated  June 6, 1996  among  the  Company,  MFI  Investors  L.P.  and MFI
                    Associates, Inc. (7)

   (10.20)          Financial Advisory Agreement dated June 6, 1996 between the Company and MFI Investors L.P. (8)


EXHIBIT NUMBER      DESCRIPTION
--------------      -----------

   (10.21)          Convertible  Note  dated  June 6,  1996 in the  principal  amount of  $8,250,000  issued by the
                    Company to MFI Investors L.P. (9)

   (10.22)          Market Facts, Inc. 1996 Stock Plan, as amended. (12)*

   (10.23)          Stock Purchase  Agreement by and among Market Facts,  Inc.,  Kathleen Knight,  Robert Skolnick,
                    Gunilla Broadbent and BAIGlobal, Inc. dated as of July 31 1997. (15)

   (10.24)          Employment Agreement with Kathleen Knight. (15)*

   (10.25)          Employment Agreement with Robert Skolnick. (15)*

   (10.26)          Employment Agreement with Gunilla Broadbent. (15)*

   (10.27)          Underwriting  Agreement  dated October 21, 1997 by and among Market Facts,  Inc., MFI Investors
                    L.P. and the several underwriters named therein. (16)

   (10.28)          Promissory Note dated April 1, 1994 between Market Facts, Inc. and Timothy Sullivan. (16)*

   (10.29)          Term Note dated December 12, 1997 between Market Facts, Inc. and Sanford M. Schwartz. (17)*

   (10.30)          Asset  Purchase  Agreement by and among Market Facts,  Inc. TRA  Acquisition  Corp.,  Donald E.
                    Rupnow, Daniel W. Fish and Tandem Research Associates, Inc. dated as of March 31, 1998. (18)

   (10.31)          Termination Agreement dated June 4, 1998 between ZS Fund L.P. and the Company. (19)

   (10.32)          Financial Advisory Agreement dated as of January 1, 1998 between ZS Fund L.P. and the Company. (19)

   (10.33)          Financial Advisory Agreement dated as of August 1, 1998 between ZS Fund L.P. and the Company.

   (13)             Portions of the 1998 Annual Report to Stockholders incorporated herein by reference.

   (21)             Subsidiaries of the Registrant.

   (23)             Consent of KPMG LLP.

   (27)             Financial Data Schedules.

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