Form 10-Q
period 1999-03-31
MARKET FACTS INC
filed 1999-05-14
CIK 62465

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        March 31, 1999
                                        ----------------------------------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

         Commission file number                  0-04781
                                ------------------------------------------------

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

         8,944,701 common shares as of May 11, 1999
----------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                      MARKET FACTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1999 AND DECEMBER 31, 1998


                                    ASSETS


                                                                                   March 31,             December 31,
                                                                                     1999                    1998
                                                                                 ------------            ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                   $ 18,889,961            $ 28,475,066
     Bank certificate of deposit                                                       50,000                  50,000
     Accounts receivable:
        Trade, less allowance for doubtful accounts of
        $1,182,731 in 1999 and $1,177,460 in 1998                                  21,060,189              20,287,698
          Other                                                                        36,091                  49,269
     Notes receivable                                                                 150,000                     500
     Revenues earned on contracts in progress in excess of billings                 7,950,227               5,724,794
     Deferred income taxes                                                            676,083                 675,499
     Prepaid expenses and other assets                                                645,302                 539,859
---------------------------------------------------------------------------------------------------------------------
                 Total Current Assets                                              49,457,853              55,802,685
---------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, AT COST                                                    37,379,703              36,118,687
     Less accumulated depreciation and amortization                               (16,676,724)            (15,636,212)
---------------------------------------------------------------------------------------------------------------------
                 Net Property and Equipment                                        20,702,979              20,482,475
---------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
     Goodwill and other intangibles, net of accumulated amortization
        of $1,396,149 in 1999 and $1,036,545 in 1998                               28,980,444              27,818,619
     Deferred income taxes, noncurrent                                                789,891                 789,881
     Investment in affiliated companies                                               596,535                 560,814
---------------------------------------------------------------------------------------------------------------------
                 Total Other Assets                                                30,366,870              29,169,314
---------------------------------------------------------------------------------------------------------------------

                 Total Assets                                                    $100,527,702            $105,454,474
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements

                      MARKET FACTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1999 AND DECEMBER 31, 1998


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                 March 31,             December 31,
                                                                                                   1999                    1998
                                                                                               ------------            ------------
CURRENT LIABILITIES:
     Accrued expenses                                                                          $ 10,054,499            $ 14,074,491
     Billings in excess of revenues earned on contracts in progress                               9,612,069               9,760,679
     Accounts payable                                                                             2,144,884               4,988,039
     Income taxes                                                                                   717,615                 673,879
     Current portion of obligations under capital leases                                            297,157                 295,893
     Current portion of long-term debt                                                              114,149                 150,396
-----------------------------------------------------------------------------------------------------------------------------------
                 Total Current Liabilities                                                       22,940,373              29,943,377
-----------------------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Long-term debt                                                                              10,008,714              10,008,714
     Obligations under capital leases, noncurrent portion                                         1,121,869               1,188,416
-----------------------------------------------------------------------------------------------------------------------------------
                 Total Long-Term Liabilities                                                     11,130,583              11,197,130
-----------------------------------------------------------------------------------------------------------------------------------
                 Total Liabilities                                                               34,070,956              41,140,507
-----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value; 500,000 shares authorized;
        Series A - none issued; Series B - 100 shares issued                                              -                       -
     Common stock, $1 par value; 15,000,000 shares authorized;10,910,058 shares
         issued in 1999 and 1998                                                                 10,910,058              10,910,058
     Capital in excess of par value                                                              46,174,709              46,172,329
     Accumulated other comprehensive loss - foreign currency translation adjustments               (212,137)               (234,062)
     Retained earnings                                                                           23,691,741              21,682,109
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 80,564,371              78,530,434

     Less treasury common stock at cost; 1,966,557 and 1,970,557 shares
        in 1999 and 1998, respectively                                                          (13,597,065)            (13,612,265)
     Less other transactions involving common stock                                                (510,560)               (604,202)
-----------------------------------------------------------------------------------------------------------------------------------
                 Total Stockholders' Equity                                                      66,456,746              64,313,967
-----------------------------------------------------------------------------------------------------------------------------------
                 Total Liabilities and Stockholders' Equity                                    $100,527,702            $105,454,474
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                      MARKET FACTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                      Three Months Ended March 31,
                                                   ----------------------------------
                                                      1999                   1998
                                                   -----------            -----------
REVENUE                                            $36,274,332            $29,245,281
-------------------------------------------------------------------------------------
DIRECT COSTS:
     Payroll                                         6,741,639              5,342,539
     Other expenses                                 12,495,162             11,254,038
-------------------------------------------------------------------------------------
           Total                                    19,236,801             16,596,577
-------------------------------------------------------------------------------------
           Gross Margin                             17,037,531             12,648,704
-------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Selling                                         1,538,201              1,131,678
     General and administrative                     12,090,669              9,149,939
-------------------------------------------------------------------------------------
           Total                                    13,628,870             10,281,617
-------------------------------------------------------------------------------------
           Income from Operations                    3,408,661              2,367,087
-------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
     Interest expense                                 (276,908)              (281,262)
     Interest income                                   239,486                331,537
     Other income, net                                  40,308                 10,823
-------------------------------------------------------------------------------------
           Total                                         2,886                 61,098
-------------------------------------------------------------------------------------
Income Before Provision For Income Taxes             3,411,547              2,428,185
Provision For Income Taxes                           1,401,915              1,036,778
-------------------------------------------------------------------------------------
NET INCOME                                         $ 2,009,632            $ 1,391,407
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE                           $       .22            $       .16
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE                         $       .22            $       .15
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                      MARKET FACTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                                        Three Months Ended March 31,
                                                                                     ----------------------------------
                                                                                        1999                   1998
                                                                                     -----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $ 2,009,632           $  1,391,407
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                                  1,363,147                821,131
        Deferred income taxes                                                                  -                (92,049)
        Vesting of restricted stock and demand notes receivable                           13,857                 13,858
        Change in assets and liabilities, net of effects from acquisition:
           Accounts receivable                                                          (746,831)             5,667,469
           Prepaid expenses and other assets                                            (104,543)               (11,734)
           Revenue earned in excess of billings on contracts in progress              (2,370,831)            (5,736,615)
           Accounts payable and accrued expenses                                      (6,027,452)            (1,442,214)
           Income taxes                                                                   42,128                256,768
-----------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities                     (5,820,893)               868,021
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of acquired cash                                                        -            (15,591,392)
     Contingent payments for acquired businesses                                      (2,145,725)                     -
     Purchases of property and equipment                                              (1,432,970)            (1,789,530)
     Investment in notes receivable                                                     (150,000)                     -
     Proceeds from notes receivable                                                       80,285                 16,118
     Investment in affiliated companies                                                  (35,721)                     -
-----------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                   (3,684,131)           (17,364,804)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of short-term borrowings                                                        -             (1,205,864)
     Proceeds from short-term borrowings                                                       -              1,055,864
     Reduction of obligations under capital leases and long-term debt                   (108,148)               (85,515)
     Proceeds from exercise of stock options                                              17,580                 24,612
-----------------------------------------------------------------------------------------------------------------------
              Net cash used in financing activities                                      (90,568)              (210,903)
-----------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   10,487                  1,926
-----------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (9,585,105)           (16,705,760)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      28,475,066             36,444,256
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $18,889,961           $ 19,738,496
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
CASH PAID DURING THE PERIOD FOR:
     Interest                                                                        $   276,908           $    280,331
     Income taxes, net of refunds                                                      1,360,548                836,145
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Market Facts, Inc. and Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information regarding the Company's most recently completed fiscal years, refer to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Effective January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires capitalization of certain costs of computer software developed or obtained for internal use, provided that these costs are not research and development.

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

NOTE 4 - EARNINGS PER SHARE

Reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 1999 and 1998 are as follows:


                                                                Three Months Ended March 31, 1999
                                                         -----------------------------------------------
                                                                                               Per Share
                                                           Income              Shares            Amount
                                                         ----------           ---------        ---------
Basic Earnings Per Share
   Net income                                            $2,009,632           8,941,630          $ .22
                                                                                               ---------
                                                                                               ---------
Effect of Dilutive Securities
   Stock options                                             --                 336,231
                                                         ----------           ---------
Diluted Earnings Per Share
   Income available to common stockholders plus
      assumed conversions                                $2,009,632           9,277,861          $ .22
                                                         ----------           ---------        ---------
                                                         ----------           ---------        ---------



                                                         -----------------------------------------------
                                                                Three Months Ended March 31, 1998
                                                         -----------------------------------------------
                                                                                               Per Share
                                                           Income              Shares            Amount
                                                         ----------           ---------        ---------
Basic Earnings Per Share
   Net income                                            $1,391,407           8,834,939          $ .16
                                                                                               ---------
                                                                                               ---------
Effect of Dilutive Securities
   Stock options                                             --                 314,396
                                                         ----------           ---------
Diluted Earnings Per Share
   Income available to common stockholders plus
      assumed conversions                                $1,391,407           9,149,335          $ .15
                                                         ----------           ---------        ---------
                                                         ----------           ---------        ---------


NOTE 5 - COMPREHENSIVE INCOME

The Company's comprehensive income was as follows:


                                                          Three Months Ended March 31,
                                                            1999                1998
                                                         ----------          ----------
     Net income                                          $2,009,632          $1,391,407
     Other comprehensive income:
       Foreign currency translation adjustments          $   21,925          $   10,750
                                                         ----------          ----------
     Comprehensive income                                $2,031,557          $1,402,157
                                                         ----------          ----------
                                                         ----------          ----------


NOTE 6 - SUBSEQUENT EVENTS

On April 29, 1999, the Company entered into a definitive merger agreement (the "Merger Agreement") providing for the acquisition of its common stock by Aegis Group plc ("Aegis"). Under the Merger Agreement, on May 4, 1999 a subsidiary of Aegis ("Purchaser") commenced a cash tender offer for all of the Company's shares of common stock at an offering price of $31.00 per share, net to the seller in cash. Following the cash tender offer and subject to the terms and conditions of the Merger Agreement, Purchaser will be merged into the Company and the remaining shares will be converted into the right to receive $31.00 per share. As a result of the merger, the Company will become a wholly owned subsidiary of Aegis. The tender offer and merger were unanimously approved by the Company's Board of Directors.

In connection with the merger agreement, Aegis has entered into an irrevocable Option and Voting Agreement (the "Option Agreement") with certain Company stockholders owning an aggregate of approximately 30% of the Company's shares under which such stockholders have, among other things, granted Aegis an irrevocable option to purchase their shares at a price of $31.00 per share. Pursuant to the Option Agreement, Aegis is required to purchase such shares on the day after Aegis purchases shares pursuant to the tender offer.

The transaction is subject to certain conditions, including a requirement that the shares acquired in the tender offer, together with the shares subject to the Option Agreement, constitute at least a majority of the Company's outstanding shares. The tender offer is also subject to compliance with certain covenants and requires that no material adverse changes with respect to the Company occur, and that all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expire.

Also in connection with the Merger Agreement, the Company has amended the Rights Agreement dated as of July 26, 1989 between the Company and First Chicago Trust Company of New York, as amended (the "Rights Agreement") so that (i) the execution and delivery of the Merger Agreement and the Option Agreement, and the consummation of the transactions contemplated thereby will not result in Aegis, Purchaser or any of their affiliates becoming an Acquiring Person (as defined in the Rights Agreement), or (ii) the occurrence of a Distribution Date or a Shares Acquisition Date (each as defined in the Rights Agreement).

On April 23, 1999, the Company entered into a licensing agreement with Harris Black International ("Harris Black"), whereby Harris Black will provide access to its Harris Poll Interactive Panel under a preferred pricing arrangement. The Harris Poll Interactive Panel is an Internet market research database of over three million cooperating persons in the United States. The Company also acquired 4 percent of the common stock of Harris Black on a fully diluted basis for an investment of $4,123,000. This investment will be accounted for using the cost method.

On April 9, 1999, the Company acquired all of the outstanding stock of Marketing Strategy and Planning, Inc. ("MS&P"), a custom marketing research company that specializes in the development, integration, marketing and execution of sophisticated consulting services using proprietary simulation software. The purchase price was an amount equal to (i) $5,250,000 in cash,
(ii) the assumption of $750,000 of additional employee obligations, (iii) up to $4,000,000 of possible contingent payments based on MS&P exceeding certain earnings targets through March 2002, and (iv) additional contingent payments based on fifty percent of MS&P's aggregate earnings before interest and income taxes in excess of $5,242,000 through March 2002.

The acquisition will be accounted for under the purchase method of accounting. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed will be recorded as goodwill and amortized on a straight-line basis over 25 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity depends primarily upon its net income and management of its working capital, principally accounts receivable, accounts payable and accrued expenses. Historically, the Company has financed its operations through cash generated from operating activities and bank lines of credit.

In October 1997, the Company generated $36.9 million in net proceeds from a public offering of its common stock. At March 31, 1999, the Company had cash and cash equivalents of $18.9 million. The Company intends to utilize this cash for working capital and other general corporate purposes, including acquisitions, investments in technology, new product development and joint ventures.

During the first three months of 1999, cash and cash equivalents decreased by $9.6 million. Net cash flow used in operating activities was $5.8 million in the first three months of 1999 compared to cash provided by operating activities of $.9 million in the same period of 1998. The decrease in 1999 compared to the same period in 1998 was due primarily to the timing of collections of accounts receivable and the reduction of accounts payable and accrued expenses during the first quarter of 1999. Cash used in investing activities was $3.7 million in 1999 compared to $17.4 million in 1998. The decrease in 1999 compared to the same period in 1998 was due primarily to the fact that no new acquisitions were made in the first quarter of 1999. During 1999, the Company made $2.1 million of contingent payments for acquired businesses. Cash used in financing activities was $.1 million in 1999 compared to $.2 million in 1998.

The Company's available borrowings under established bank credit facilities were $13.7 million during 1999 and 1998. There were no borrowings outstanding at March 31, 1999 and December 31, 1998.

The Company believes that its cash on hand and borrowings available from its bank credit facilities will be sufficient to meet its working capital expenditure requirements for the foreseeable future. It is the Company's intention to continue to pursue acquisition opportunities as a means to grow, and these acquisitions may require an amount of capital that exceeds its cash on hand, cash expected to be provided from operations and cash available from existing bank arrangements.

RESULTS OF OPERATIONS
COMPARISON OF FIRST QUARTER 1999 TO FIRST QUARTER 1998

The Company had revenue of $36.3 million in 1999, an increase of 24.0% over the same period in 1998. Approximately $3.7 million or 53% of the increase in revenue was due to revenue contributions from BAIGlobal, Inc., Strategy Research Corporation, Tandem Research Associates, Inc., and Product Intelligence, Inc., the businesses acquired over the past two years. Approximately $3.3 million or 47% of the increase was due to the growth of our core business. Of the growth in core business, 55% was from business with clients for whom the Company did not perform any research services during the previous fiscal year and the remainder from business with existing clients.

The Company experienced revenue growth across most of its major industry groups as follows:


                             First Quarter                         Change from
                             1999 Revenue            % of         First Quarter
Industry                        (000s)               Total            1998
-------------------------------------------------------------------------------
Consumer package goods          $11,347               31%             23.4%
Healthcare                        6,509               18              81.6
Financial services                5,117               14              69.2
Business services                 3,787               10             (13.3)
Consumer durables                 2,691                7             (11.2)
Retail and restaurants            2,485                7               2.1
Telecommunications                1,759                5              20.1
All other                         2,579                8              20.5
-------------------------------------------------------------------------------
Total                           $36,274              100%             24.0%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


Gross margin for 1999 was $17.0 million, an increase of 34.7% over the same period in 1998. Gross margin as a percentage of revenue was 47.0% in 1999 compared to 43.3% in the same period in 1998. The increase in the gross margin percentage is the result of improved rates from large multi-million dollar research programs and the favorable impact of recent acquisitions which yield higher gross margin rates than Market Facts' traditional rates.

Operating expenses for 1999 rose by $3.3 million, an increase of 32.6% compared to the same period in 1998. Operating expenses as a percentage of revenue increased during the quarter to 37.6% from 35.2% for the same period in 1998. The increase in operating expenses was due primarily to higher operating expenses to support the growth in core business, including higher personnel-related expenses and investments in information technology, and the inclusion of operating expenses from recent acquisitions.

Net income rose 44.4% to $2.0 million or 5.5% of revenue compared to $1.4 million and 4.8% of revenue during the same period in 1998. Basic earnings per share increased 37.5% to $.22 for the first quarter of 1999 compared to $.16 for the same period in 1998. Diluted earnings per share increased 46.7% to $.22 for the first quarter of 1999 compared to $.15 for the same period in 1998.

YEAR 2000

The Company recognizes the need to identify and correct problems associated with its existing computer systems and certain non-information technology systems as the Year 2000 approaches. Both internal and external resources are being used to identify, to correct, and to test these financial, information and operational systems for Year 2000 compliance. The Company has assessed its internal systems for Year 2000 compliance and has made inquiries of its suppliers to assess the potential impact on the Company's operations if key third parties are not successful in converting their systems in a timely manner. The Company's assessment of its internal systems has been completed. All inquiries of third parties have been made, however, the Company is awaiting some responses. The Company expects its full review of Year 2000 issues, including its review of third party compliance, to be completed by June 30, 1999.

The Company has incurred approximately $183,000 of costs and expenses through March 31, 1999 in addressing the Year 2000 issue. Based on its assessment efforts to date, the Company does not believe that its operations will be materially impacted by a failure of its internal systems to be Year 2000 compliant and has identified approximately $425,000 in additional costs to be incurred in 1999 in order to replace certain of its telephone systems and computer equipment and its human resource/payroll information system that are not Year 2000 compliant. The Company expects most of these costs will be capitalized.

Although the Company does not at this time believe that its business operations or financial condition will be materially impacted by a failure of its suppliers to be Year 2000 compliant, it is difficult for the Company to assess the likelihood, or the impact on its business, of such entities' failure until its assessment is completed. The Company currently anticipates that additional expense and capital expenditures associated with its Year 2000 compliance plan will be necessary, although the Company does not expect such costs to have a material adverse effect on its financial position or results of operations. The actual amount of these costs will not be known, however, until the Company's review of the Year 2000 issue has been completed and tested.

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

SUBSEQUENT EVENT

Please see footnote 6 to the Financial Statements for information regarding the merger agreement dated April 29, 1999 between the Company and Aegis Group plc providing for the acquisition of all of the Company's outstanding common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The Company mitigates default risk by investing in high credit quality securities. The portfolio includes only securities with active secondary or resale markets to ensure portfolio liquidity. All cash equivalents held at March 31, 1999 mature in 28 days or less.

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

RELIANCE ON KEY CLIENTS. Our five largest clients accounted for approximately 23%, 25% and 26% of our revenue in 1998, 1997 and 1996. In 1998, no single client accounted for over 10% of revenue. One client, Procter & Gamble, accounted for approximately 11% and 10% of our revenue in 1997 and 1996. We cannot assure you that we will be able to maintain our current level of revenue from Procter & Gamble or any other client in the future.

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

RISKS ASSOCIATED WITH ACQUISITIONS AND FAILURE TO INTEGRATE ACQUIRED BUSINESSES. We have acquired five businesses over the past two years. We intend to acquire additional businesses as part of our growth strategy. However, we cannot assure you that we will be able to identify suitable businesses to acquire or that we will be able to acquire such businesses on acceptable terms. In addition, some of our competitors are also seeking to grow through acquisitions and there is significant competition for attractive businesses. The purchase price for such businesses may be greater than the book value of the business.

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

ABILITY TO CONTINUE GROWTH; MANAGEMENT OF GROWTH. For the three year period ended December 31, 1998, our revenue and net income increased at a compound annual growth rate of 28% and 45%, respectively. We cannot assure you that we will be able to sustain this rate of growth. In addition, this growth in our business has placed increased demands on our management, operating systems and internal controls. Our operational, financial and information systems and controls may not be adequate to support the continued growth of our business. Consequently, we may need to hire new employees, acquire new office space, invest in new equipment and update our systems, procedures and controls. Our business and future financial results will be materially and adversely affected if we are unable to effectively manage our expanding operations.

RISKS OF INTERNATIONAL EXPANSION. An important part of our business strategy is to be able to provide market research services to our clients globally. We intend to seek acquisitions, joint ventures and strategic alliances globally. As we expand internationally, we will be subject to increased risks which may include the following:

- our ability to maintain an international data collection network which meets our quality standards;

-      currency exchange or price control laws;

-      currency translation adjustments;

-      political and economic instability;

-      unexpected changes in regulatory requirements;

-      tariffs and other trade barriers;

-      longer accounts receivable collection cycles; and

-      potentially adverse tax consequences.

Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country's legal system. In addition, there is no assurance that we will be able to successfully meet the needs of our clients through our international operations.

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

RISK OF DECLINING RESPONSE RATES. We must be able to collect high quality data in order to service our clients. We collect data using our Consumer Mail Panel-SM-, random telephone interviewing, and other sources. Response rates to data collection efforts in our industry have generally declined in recent years. Lower response rates could lower the quality of data we collect and increase our project costs. If we are unable to recruit and maintain appropriate members for our Consumer Mail Panel-SM-, or if consumers are not as receptive to our attempts at data collection, or if we can't rely on the integrity of the data received, our ability to market and sell our research products would be materially and adversely affected.

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

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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


                                            Market Facts, Inc.
                                            ------------------
                                               (Registrant)


Date:  May 13, 1999                         Timothy J. Sullivan
                                            -------------------
                                            Timothy J. Sullivan
                               Chief Financial Officer, Senior Vice President,
                                 Treasurer, Assistant Secretary and Director
                                       (Principal Financial Officer)


Date:  May 13, 1999                          Anthony J. Solarz
                                             -----------------
                                             Anthony J. Solarz
                                       Vice President and Controller
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

   (4)(b) Rights Agreement as Amended and Currently in Effect (3), as further amended. (21)

   (4)(c)         Certificate of Designation, Preferences and Rights of Series B
                  Preferred Stock. (10)

   (10.1)         Term Note dated February 23, 1995 between Market Facts, Inc.
                  and Lawrence Labash. (4)

   (10.2)         Term Note dated February 23, 1995 between Market Facts, Inc.
                  and Thomas Payne. (4)

   (10.3)         Term Note dated February 23, 1995 between Market Facts, Inc.
                  and Timothy Sullivan. (16)

   (10.4)         Demand Note and London Interbank Offered Rate Borrowing
                  Agreement dated April 30, 1997, between the Company and
                  American National Bank and Trust Company of Chicago (16), as amended.

   (10.5)         Mortgage and Security Agreement dated April 11, 1990 between
                  American National Bank and Trust Company as Trustee under
                  Trust No. 110201-04 and The Manufacturers Life Insurance
                  Company together with Mortgage Note. (2)

   (10.6)         Credit Agreement dated June 7, 1996, between the Company and
                  Harris Trust and Savings Bank (6), as amended, and Revolving
                  Credit Note dated September 4, 1997 relating thereto. (16)

   (10.7)         Employment Agreement with Thomas H. Payne. (13)

   (10.8)         Employment Agreement with Lawrence W. Labash. (13)

   (10.9)         Employment Agreement with Timothy J. Sullivan. (13)

   (10.10)        Employment Agreement with Sanford M. Schwartz. (17)

   (10.11)        Indemnity Agreement with Jack R. Wentworth dated July 15,
                  1994. (1) Substantially identical agreements were also entered into with the following individuals:
                  William W. Boyd             Karen E. Predow
                  Verne B. Churchill          Thomas H. Payne
                  Lawrence W. Labash          Sanford M. Schwartz

   (10.12)        Term Note dated March 29, 1996 between Market Facts, Inc. and
                  Thomas Payne. (5)

   (10.13)        Term Note dated March 29, 1996 between Market Facts, Inc. and
                  Lawrence Labash. (5)

   (10.14)        Term Note dated March 29, 1996 between Market Facts, Inc. and
                  Timothy Sullivan. (16)

   (10.15)        Indemnity Agreement with Timothy Sullivan dated September 3,
                  1997. (16) Substantially identical agreements were also entered into with Ned Sherwood and Jeffery Oyster.

   (10.16)        Investment Agreement dated June 6, 1996 among the Company, MFI
                  Investors L.P. and MFI Associates, Inc. (7)

   (10.17)        Financial Advisory Agreement dated June 6, 1996 between the
                  Company and MFI Investors L.P. (8)

   (10.18) Convertible Note dated June 6, 1996 in the principal amount of $8,250,000 issued by the Company to MFI Investors L.P. (9)

   (10.19)        Market Facts, Inc. 1996 Stock Plan, as amended. (12)



Exhibit Number    Description
--------------    -----------
   (10.20)        Stock Purchase Agreement by and among Market Facts, Inc.,
                  Kathleen Knight, Robert Skolnick, Gunilla Broadbent and
                  BAIGlobal, Inc. dated as of July 31 1997. (15)

   (10.21)        Employment Agreement with Kathleen Knight. (15)

   (10.22)        Employment Agreement with Robert Skolnick. (15)

   (10.23)        Employment Agreement with Gunilla Broadbent. (15)

   (10.24)        Underwriting Agreement dated October 21, 1997 by and among
                  Market Facts, Inc., MFI Investors L.P. and the several underwriters named therein. (16)

   (10.25)        Promissory Note dated April 1, 1994 between Market Facts, Inc.
                  and Timothy Sullivan. (16)

   (10.26)        Term Note dated December 12, 1997 between Market Facts, Inc.
                  and Sanford M. Schwartz. (17)

   (10.27)        Asset Purchase Agreement by and among Market Facts, Inc. TRA
                  Acquisition Corp., Donald E. Rupnow, Daniel Fish and Tandem
                  Research Associates, Inc. dated as of March 31, 1998. (18)

   (10.28)        Termination Agreement dated June 4, 1998 between ZS Fund L.P.
                  and the Company (19)

   (10.29)        Financial Advisory Agreement dated as of January 1, 1998
                  between ZS Fund L.P. and the Company (20)

   (10.30)        Financial Advisory Agreement dated as of August 1, 1998
                  between ZS Fund L.P. and the Company (20)

   (10.31) Agreement and Plan of Merger, dated as of April 29, 1999, by and among the Company, Aegis Group plc and Aegis Acquisition
                  Corp. (21)


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

(15) Incorporated by reference to Registrant's Form 8-K dated July 31, 1997.

(16) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(17) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(18) Incorporated by reference to Registrant's Form 8-K dated March 31, 1998.

(19) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998

(20) Incorporated by reference to Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1998.

(21) Incorporated by reference to Registrant's schedule 14D-9 dated May 6, 1999.